Form 10QSB/A
period 2000-06-30
XTREME WEBWORKS
filed 2000-10-19
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER: 333-30914

                                 XTREME WEBWORKS
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                 88-0394012
----------------------------------------    --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  8100 West Sahara, Suite 200
      Las Vegas, Nevada                            89117
----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

                                       N/A
               ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At June 30, 2000, there were outstanding 464,992 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 XTREME WEBWORKS

                                Financial Reports
                                   (Reviewed)
                                December 31, 1999
                                  June 30, 2000


                                TABLE OF CONTENTS


                                                               Page
                                                              ------
 Independent Accountant's Report                                2

 Financial Statements

       Balance Sheets                                           3

       Statements of Operations                                 4

       Statements of Stockholders' Equity                       5

       Statements of Cash Flows                                 6-7

       Notes to Financial Statements                            8-10

                         Independent Accountant's Report


To the Board of Directors
Xtreme Webworks
Las Vegas, Nevada


     I have reviewed the accompanying balance sheet of Xtreme Webworks as of June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

     I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




Kyle L. Tingle
Certified Public Accountant
October 16, 2000

Henderson, Nevada

                                 XTREME WEBWORKS
                                 BALANCE SHEETS
                                   (Unaudited)



                                                           June 30, 2000        December 31, 1999
                ASSETS
CURRENT ASSETS
        Cash                                               $        69          $     1,678
        Accounts receivable                                     22,550                    0
        Officer receivable                                      54,032              101,218
        Notes receivable                                        14,290               21,748
        Prepaid assets                                               0                    0
                                                           -----------          -----------
                TOTAL CURRENT ASSETS                       $    90,941          $   124,644

PROPERTY AND EQUIPMENT, NET                                $     2,400          $     2,708

NON-MARKETABLE SECURITIES                                  $    49,100          $    72,330
                                                           -----------          -----------
                        TOTAL ASSETS                       $   142,441          $   199,682
                                                           ===========          ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                   $     9,046          $         0
        Accrued liabilities                                      7,379                    0
        Subscriptions collected in advance                      25,000               31,000
                                                           -----------          -----------
                TOTAL CURRENT LIABILITIES                  $    41,425          $    31,000

LONG-TERM DEBT                                             $         0          $         0
STOCKHOLDERS' EQUITY
        Common stock: $.001 par value
        authorized 50,000,000 shares;
        issued and outstanding
        334,436 shares at December 31, 1999;                                    $       334
        464,992 shares at June 30, 2000;                   $      465
        Additional Paid in Capital                         $   464,993          $   334,101
        Accumulated deficit                                   (364,442)            (165,753)
                                                           -----------          -----------
                TOTAL STOCKHOLDERS' EQUITY                 $   101,016          $   168,682
                                                           -----------          -----------
                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY               $   142,441          $   199,682
                                                           ===========          ===========




     See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three months ended               For the six months ended
                                                    June 30,                                June 30,

                                        2000                 1999                2000                 1999
                                        -----------          -----------        -----------          -----------
REVENUES                                $    79,669          $    17,228        $   118,934          $    22,165
INTEREST INCOME                               1,519                2,836              3,918                5,228
                                        -----------          -----------        -----------          -----------
                                        $    81,188          $    20,064        $   122,852          $    27,393
OPERATING EXPENSES
Selling, general and administrative     $   176,201          $    26,825        $   298,003          $    46,169
Depreciation                                    154                   49                308                   98
                                        -----------          -----------        -----------          -----------
TOTAL OPERATING EXPENSES                $   176,355          $    26,874        $   298,311          $    46,267
                                        -----------          -----------        -----------          -----------
(LOSS) FROM OPERATIONS                  $   (95,167)          $   (6,810)        $ (175,459)          $  (18,874)
OTHER INCOME (EXPENSE)
Loss on non-marketable securities       $  (23,230)          $         0        $  (23,230)          $         0
Interest expense                        $         0          $         0        $         0          $         0
                                        -----------          -----------        -----------          -----------
(LOSS) BEFORE INCOME TAXES              $  (118,397)         $    (6,810)       $  (198,689)         $   (18,874)
Income Taxes                            $         0          $         0        $         0          $         0
                                        -----------          -----------        -----------          -----------
NET PROFIT (LOSS)                       $ (118,397)          $   (6,810)        $ (198,689)          $  (18,874)
                                        ===========          ===========        ===========          ===========
NET PROFIT (LOSS) PER SHARE             $  (0.2746)          $  (0.0268)        $  (0.4880)          $  (0.0743)
                                        ===========          ===========        ===========          ===========
Average Number of Shares
of Common Stock Outstanding                 431,103              253,986            407,145              253,986
                                        ===========          ===========        ===========          ===========


     See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS

                  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
       For the period from inception to December 31, 1998, the year ended
            December 31, 1999 and the six months ended June 30, 2000
                                   (Unaudited)

                                       Common Stock
                                       ---------
                                       Number                        Additional
                                        of                           Paid-In        Accumulated
                                       Shares         Amount         Capital        (Deficit)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1998               253,986    $       254    $   253,732    $  (83,108)

Various 1999 dates                          80,450    $        80    $    80,369
Issued for cash

Net (Loss), 12-31-99                                                                $  (82,145)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1999               334,436    $       334    $   334,101    $ (165,753)

January 1, 2000
Common stock issued for cash                31,000    $        31    $    30,969

January 1, 2000
Issued for services                         17,750    $        18    $    17,732

May 8, 2000, issued for cash                52,800    $        53    $    52,747

May 8, 2000, issued for service             29,473    $        29    $    29,444

Net (Loss), 06-30-00                                                                $ (198,689)
                                       -----------    -----------    -----------    -----------
Balance at June 30, 2000                   465,459    $       465    $   464,993    $ (364,442)
                                       ===========    ===========    ===========    ===========



       See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the three months ended             For the six months ended
                                                              June 30,                              June 30,

                                                  2000               1999                2000                1999
                                                  -----------        -----------        -----------          -----------
Cash Flows From Operating Activities
        Cash received from customers              $    59,419        $    17,228        $    96,384          $    22,165
        Cash paid to suppliers and vendors          (130,890)           (26,825)          (234,354)             (46,169)
                                                  -----------        -----------        -----------          -----------
        Interest received

        Net cash provided by (used in)
                operating activities              $  (71,471)        $   (9,597)        $ (137,970)          $  (24,004)

Cash Flows From Investing Activities

        Net borrowings (payments to)
                related parties                   $    41,161        $   (5,100)        $    58,561          $   (6,641)
        Purchase of equipment                               0              (450)                  0                (450)
        Purchase of investment securities                   0                  0                  0                    0
                                                  -----------        -----------        -----------          -----------
        Net cash provided by (used in)
                investing activities              $    41,161        $   (5,550)        $    58,561          $   (7,091)

Cash Flows From Financing Activities
        Issuance of common stock                  $    52,800        $    33,850        $    52,800          $    33,850
        Proceeds from subscriptions in advance       (26,600)           (17,350)             25,000                    0
                                                  -----------        -----------        -----------          -----------
        Net cash provided by financing activities $    26,200       $     16,500        $   77,800           $    33,850

        Net increase (decrease) in cash           $   (4,110)        $     1,353        $   (1,609)          $     2,755
        Cash and cash equivalents
                at beginning of period            $     4,179        $     1,898        $     1,678          $       496
                                                  -----------        -----------        -----------          -----------
        Cash and cash equivalents
                at end of period                  $        69        $     3,251        $        69          $     3,251
                                                  ===========        ===========        ===========          ===========




     See Accompanying Notes to Financial Statements

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the three months ended             For the six months ended
                                                                 June 30,                              June 30,

                                                     2000               1999                2000                1999
                                                     -----------        -----------        -----------          -----------

Reconciliation of net loss to net cash (used in) operating activities

Net loss                                             $ (118,397)        $   (6,810)        $ (198,689)          $  (18,874)
Adjustments to reconcile net (loss) to cash
   (used in) operating activities:
   Depreciation                                              154                 49                308                   98
   Loss on write-off of non-marketable securities         23,230                  0             23,230                    0
   Stock issued as compensation                           29,473                  0             47,224                    0
   Change in assets and liabilities
      (Increase) in accounts receivable                  (10,250)                 0            (22,550)                   0
      (Increase) decrease in officers
      and notes receivable                                (1,519)            (2,836)            (3,918)              (5,229)
   Decrease in prepaid assets                              1,500                  0                  0                    0
   Increase in accounts payable                            4,338                  0              9,046                    0
   Increase in accrued liabilities                             0                  0              7,379                    0
                                                     -----------        -----------        -----------          -----------
   Net cash provided by (used in)
      operating activities                           $ (71,471)         $   (9,597)        $ (137,970)          $  (24,004)
                                                     ===========        ===========        ===========          ===========


         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies
         ------------------------------------------------------

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Nature of business
         ------------------

         Xtreme Webworks ("Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Investment Group, Ltd. The Company designs and hosts Internet websites, and designs and publishes online and printed newsletters. On May 10, 1998, the Company changed it name to Xtreme Webworks.


         A summary of the Company's significant accounting policies is as follows:

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash
         ----

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000 and December 31, 1999.

         Income taxes
         ------------

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at June 30, 2000 and December 31, 1999.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Nature of Business and Significant Accounting Policies (continued)
         ------------------------------------------------------------------

         Property and Equipment
         ----------------------

         Property and Equipment is stated at cost. Depreciation is recorded using the straight line method over the useful life of the assets of seven years.

         Officer and Notes Receivable
         ----------------------------

         Officer receivables represent advances to directors or officers of the Company. Compensation to the officers are expensed as services are performed. The receivables bear an interest rate of 10% per annum.

         Notes receivable represents loans companies controlled or owned by directors or officers of the Company. The notes are unsecured and due on demand by the Company. The notes bear an interest rate of 10% per annum.

         Non-Marketable Securities
         -------------------------

         The  Company  holds  stock  interest  in   non-marketable   securities,
         primarily in non-public companies controlled or owned by directors or officers of the Company. Investments are held at cost.

         Revenue Recognition
         -------------------

         The Company hosts web sites or places advertising on the internet for clients. These services require the payment of monthly or quarterly fees by the customers. Revenues are recognized on a monthly basis, as the fees become due or non-refundable to the client. The Company also designs web sites and assists in publishing both online and printed newsletters. Revenue for these services is recognized as services are performed and accepted by the client and collection of the resulting receivable is reasonably assured.

         Software Development Costs
         --------------------------

         Website development and other computer software costs are primarily marketed for use by clients. The Company expenses these costs in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sole, Leased, or Otherwise Marketed."

Note 2.  Stockholders' Equity
         --------------------

         Common stock
         ------------

         The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on June 30, 2000, 465,459 shares; June 30, 1999, 253,986 shares; and December 31, 1999, 334,436 shares. The Company has not authorized any preferred stock

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


         Net loss per common share
         -------------------------

         Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the six months ended June 30, 2000 and 1999 were 407,145 and 253,986 respectively. Weighted average number of shares outstanding for the three months ending June 30, 2000 and 1998 were 431,103 and 253,986 respectively. As of June 30, 2000 and 1999 and December 31, 1999, the Company had no dilutive potential common shares.


         Note 3.      Related Party Transactions
                      --------------------------

         During the six months ended June 30, 2000, the Company published an online magazine for a related party and began design work on an internet web site for the same related party. Related party revenues and expenses recorded for the six month period ending June 30, 2000 were $100,180 and $77,662, respectively. Related party revenues and expenses for the three month period ending June 30, 2000 were $62,680 and 53,572, respectively. Accounts receivable from related parties included in trade receivables is $20,000 at June 30, 2000.


         Note 4.      Subsequent  Event
                      -----------------

         On September 5, 2000, the Board of Directors approved a forward stock split of three and one-half to one, increasing the number of shares outstanding to 4,002,317.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

     Xtreme Webworks (the "Company") is a growing Internet business promotion company, specializing in the travel and entertainment business. As a commercial website marketing company, it focuses on Internet-based technology solutions for small to mid-sized businesses. The Company performs website hosting, design and development, as well as publishing assistance for online and printed newsletters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

         REVENUES. For the three months ended June 30, 2000, revenues were approximately $79,000, an increase of approximately $63,000, or 370%, versus revenues of approximately $17,000 for the three months ended June 30, 1999. The increase in revenues for the 2000 period was due primarily to an increase in the Company's price for its product, and additional clients, primarily creating publications for World Stock Watch, a financial publication.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, increased to 221% for the three months ended June 30, 2000 as compared to 156% for the three months ended June 30, 1999. This increase in operating expenses for the three months ended June 30, 2000 occurred primarily due to the increase of research and development personnel, production equipment and software, and outpacing new accounts.

         NET PROFIT (LOSS). Net loss for the three months ended June 30, 2000 increased by approximately $111,600 from the comparable period in the prior year as a result of the aforementioned increase in overhead expenses due to expansion of the Company.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999

         REVENUES. For the six months ended June 30, 2000, revenues were approximately $119,000, an increase of approximately $97,000, or 441%, versus revenues of approximately $22,000 for the six months ended June 30, 1999. The increase in revenues for the 2000 period was due primarily to improvement of the Company's product, resulting in increased product cost and the building of clientele, primarily the publication of two financial publications for World Stock Watch, a financial publication.

         OPERATING EXPENSES. Operating expenses, as a percentage of revenues, increased to 250% for the six months ended June 30, 2000 as compared to 208% for the six months ended June 30, 1999. This increase in operating expenses for the six months ended June 30, 2000 occurred primarily due to the expansion of the Company's resources, including its staff and research and development operations.

         NET PROFIT (LOSS). Net loss for the six months ended June 30, 2000 increased by approximately $180,000 from the comparable period in the prior year as a result of the aforementioned increase in overhead expenses due to the expansion of the Company's product and services.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Management believes that the Company will be able to raise additional capital through the sale of stocks or procurements of loans in order to provide sufficient liquidity on a short-term basis to continue expansion. On a long-term basis, management of the Company believes that, depending on future cash flow from operations, the Company may be required to secure additional financing.

         ASSETS AND LIABILITIES. As of June 30, 2000, the Company had assets of approximately $142,000, compared to $200,000 as of December 31, 1999. This decrease was due primarily to the decrease in Officer receivables and decrease in non-marketable securities. The Company's current liabilities increased from approximately $31,000 as of December 31, 1999 to $41,425 as of June 30, 2000, due primarily to an increase in accounts payable and accrued liabilities resulting from expansion of the Company.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  Exhibit No.                    Description
                  ----------              -----------------------
27.1     Financial Data Schedule
99.1     Financial Statements              (December 31, 1998;
                                            December 31, 1999;
                                               April 30, 2000)

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on October 17, 2000 regarding a change of accountants.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               XTREME WEBWORKS

Date:  October 17, 2000                   By:  /s/ Shaun Hadley
                                              -------------------------
                                                   SHAUN HADLEY
                                                   PRESIDENT


Date:  October 17, 2000                   By:  /s/ Paul Hadley
                                              -------------------------
                                                   PAUL HADLEY
                                                   SECRETARY OF THE BOARD

                                                EXHIBIT 99.1


                                 XTREME WEBWORKS
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1998
                                December 31, 1999
                                 April 30, 2000


                                TABLE OF CONTENTS


                                                                        Page
                                                                       ------
Independent Auditor's Report                                             1

Financial Statements

         Balance Sheets                                                  2

         Statements of Operations                                        3

         Statements of Stockholders' Equity                              4

         Statements of Cash Flows                                       5-6

         Notes to Financial Statements                                  7-9

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Xtreme Webworks
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Xtreme Webworks (a development stage company) as of April 30, 2000, December 31, 1999 and December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended and the four month period ended April 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Webworks (A Development Stage Company) as of April 30, 2000, December 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the years then ended and the period ended April 30, 2000, in conformity with generally accepted accounting principles.



Kurt D. Saliger
Certified Public Accountant
May 16, 2000

Las Vegas, Nevada

                                 XTREME WEBWORKS
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         April 30,            December 31,          December 31,
                                                                         2000                 1999                  1998
ASSETS
CURRENT ASSETS
        Cash                                                             $     4,055          $     1,678           $       496
        Accounts receivable                                                   17,200                    0                     0
        Officer receivable                                                    70,454              101,218                73,633
        Notes receivable                                                      15,009               21,748                24,000
        Prepaid assets                                                         1,500                    0                     0
                                                                         -----------          -----------           -----------
                TOTAL CURRENT ASSETS                                     $   108,218          $   124,644           $    98,129

PROPERTY AND EQUIPMENT, NET                                              $     2,503          $     2,708           $       394

NON-MARKETABLE SECURITIES                                                $    72,330          $    72,330           $    72,355
                                                                         -----------          -----------           -----------
                TOTAL ASSETS                                             $   183,051          $   199,682           $   170,878
                                                                         ===========          ===========           ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                 $     6,015          $         0           $         0
        Accrued liabilities                                                    7,379                    0                     0
        Subscriptions collected in advance                                    61,600               31,000                     0
                                                                         -----------          -----------           -----------
                TOTAL CURRENT LIABILITIES                                $    74,994          $    31,000           $         0

LONG-TERM DEBT                                                           $         0          $         0           $         0
STOCKHOLDERS' EQUITY
        Common stock: $.001 par value;
        authorized 50,000,000 shares;
        issued and outstanding
        253,986 shares at December 31, 1998                                                                         $       254
        334,436 shares at December 31, 1999;                                                  $       334
        383,186 shares at April 30, 2000;                                $       383
        Additional Paid In Capital                                       $   382,802          $   334,101           $   253,732
        Accumulated deficit during development stage                     $  (275,128)          $ (165,753)           $  (83,108)
                                                                         -----------          -----------           -----------
                TOTAL STOCKHOLDERS' EQUITY                               $   108,057          $   168,682           $   170,878
                                                                         -----------          -----------           -----------
                TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                     $   183,051          $   199,682           $   170,878
                                                                         ===========          ===========           ===========



See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                            For the four months                         For the year               August 14, 1994
                                              ended April 30                         ended December 31             (inception) to
                                                                                                                   April 30,
                                   2000                1999 (unaudited)    1999                1998                2000
                                   -----------------   -----------------   -----------------   -----------------   -----------------
REVENUES                                    $ 48,541             $ 8,227            $ 30,824            $ 20,351            $113,972
INTEREST INCOME                                2,898               3,224               9,442               6,541              23,970
                                   -----------------   -----------------   -----------------   -----------------   -----------------
                                            $ 51,439            $ 11,451            $ 40,266            $ 26,892            $137,942

OPERATING EXPENSES
Selling, general and administrative         $160,608            $ 24,719            $122,296            $ 47,154            $411,264
Depreciation                                     205                  66                 615                 197               1,806
                                   -----------------   -----------------   -----------------   -----------------   -----------------
TOTAL OPERATING EXPENSES                    $160,814            $ 24,785            $122,911            $ 47,351            $413,070
                                   -----------------   -----------------   -----------------   -----------------   -----------------
(LOSS) FROM OPERATIONS                    $(109,375)          $  (13,334)          $ (82,645)          $ (20,460)         $(275,128)

OTHER INCOME (EXPENSE)
Gain on sales of assets                            0                   0                   0                   0                   0
Interest expense                                   0                   0                   0                   0                   0
                                   -----------------   -----------------   -----------------   -----------------   -----------------
(LOSS) BEFORE INCOME TAXES                $(109,375)          $ (13,334)          $ (82,645)          $ (20,460)          $(275,128)
Income Taxes                                      0                   0                   0                   0                    0
                                   -----------------   -----------------   -----------------   -----------------   -----------------
NET PROFIT (LOSS)                         $(109,375)          $ (13,334)          $ (82,645)          $ (20,460)          $(275,128)
                                   =================   =================   =================   =================   =================

NET PROFIT (LOSS) PER SHARE               $ (0.2854)          $ (0.0525)          $ (0.2947)          $ (0.1079)          $ (1.3544)
                                   =================   =================   =================   =================   =================
Average Number of Shares
of Common Stock Outstanding                  383,186             253,986             280,428             189,565             203,136
                                   =================   =================   =================   =================   =================




See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                          (A Development Stage Company)
                  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
      For the period from inception to December 31, 1997, the years ended December 31, 1999 and 1998 and the four months ended April 30, 2000





                                            Common Stock                                                    (Deficit)
                                            -------------                             Additional            Accumulated
                                            Number of                                 Paid-In               During
                                            Shares               Amount               Capital               Development Stage
                                            ------------------   ------------------   -------------------   ------------------
Balance at December 31, 1997                           183,586                $ 184             $ 183,402           $ (62,648)

Various 1998 dates
Issued for cash                                         70,400                $  70             $ $70,330

Net (Loss), 12-31-98                                                                                                  (20,460)
                                            ------------------   ------------------   -------------------   ------------------

Balance at December 31, 1998                           253,986                $ 254             $ 253,732           $ (83,108)


Various 1999 dates
Issued for cash                                         80,450                $  80               $80,369

Net (Loss), 12-31-99                                                                                                  (82,145)
                                            ------------------   ------------------   -------------------   ------------------
Balance at December 31, 1999                           334,436                $ 334             $ 334,101           $(165,753)

January 1, 2000
Common stock issued for cash                            31,000                $  31               $30,969

January 1, 2000
Issued for services                                     17,750                $  18               $17,732

Net (Loss), 04-30-00                                                                                                 (109,375)
                                            ------------------   ------------------   -------------------   ------------------

Balance at April 30, 2000                              383,186                $ 383             $ 382,802           $(275,128)
                                            ==================   ==================   ===================   ==================



See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                  For the four months                   For the year               August 14, 1994
                                                    ended April 30                    ended December 31            (inception) to
                                                                                                                   April 30,
                                           2000              1999              1999              1998              2000
                                                             (unaudited)
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Cash Flows From Operating Activities
   Cash received from customers                   $ 41,341           $ 8,227          $ 30,824          $ 20,351         $ 106,771
   Cash paid to suppliers and vendors            (140,964)           (4,719)         (122,296)          (47,155)         (353,630)
   Interest received                                                                                                           734
                                           ---------------   ---------------   ---------------   ---------------   ---------------
   Net cash provided by (used in)               $ (99,623)           $ 3,508        $ (91,472)        $ (26,804)        $(246,125)
      operating activities


Cash Flows From Investing Activities
   Net borrowings (payments to)                   $ 40,400        $ (22,840)        $ (15,866)        $ (43,208)        $ (62,227)
      related parties
   Purchase of equipment                                 0                 0           (2,930)                 0           (4,309)
   Purchase of investment securities                     0                 0                0                  0          (72,330)
                                           ---------------   ---------------   ---------------   ---------------   ---------------
   Net cash provided by (used in)                 $ 40,400        $ (22,840)        $ (18,796)        $ (43,208)        $(138,866)
      investing activities


Cash Flows From Financing Activities
   Issuance of common stock                       $      0          $      0          $ 80,450          $ 70,400          $296,446
   Proceeds from subscriptions in advance           61,600            20,350             3,100                 0            92,600
                                           ---------------   ---------------   ---------------   ---------------   ---------------
   Net cash provided by financing                 $ 61,600          $ 20,350          $111,450          $ 70,400          $389,046
      activities

   Net increase (decrease) in cash                 $ 2,377           $ 1,018           $ 1,182            $  388           $ 4,055

   Cash and cash equivalents
      at beginning of period                       $ 1,678            $  496            $  496            $  108           $     0
                                           ---------------   ---------------   ---------------   ---------------   ---------------
   Cash and cash equivalents
      at end of period                             $ 4,055           $ 1,514           $ 1,678            $  496           $ 4,055
                                           ===============   ===============   ===============   ===============   ===============


See Accompanying Notes to Financial Statements

                                 XTREME WEBWORKS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                  For the four months                   For the year               August 14, 1994
                                                    ended April 30                    ended December 31            (inception) to
                                                                                                                   April 30,

                                           2000              1999              1999              1998              2000
                                                             (unaudited)
                                           ---------------   ---------------   ---------------   ---------------   ---------------

Reconciliation of net loss to net cash
(used in) operating activities

Net loss                                      $(109,375)          $ (13,334)        $ (82,645)         $(20,460)       $ (275,128)
Adjustments to reconcile net (loss) to
   cash (used in) operating activities:
   Depreciation                                       205                 66               615               197             1,806
   Stock issued as compensation                    17,751                  0                 0                 0            55,491
   Change in assets and liabilities
   (Increase) in accounts receivable             (17,200)                  0                 0                 0          (17,200)

   (Increase) decrease in officers and
      notes receivable                            (2,898)             16,776           (9,442)           (6,541)          (22,988)
   (Increase) in prepaid assets                   (1,500)                  0                 0                 0           (1,500)
   Increase in accounts payable                     6,015                  0                 0                 0             6,015
   Increase in accrued liabilities                  7,379                  0                 0                 0             7,379
                                           ---------------   ---------------   ---------------   ---------------   ---------------

Net cash provided by (used in)
operating activities                            $ (99,623)           $ 3,508        $ (91,472)          $(2,103)        $(246,125)
                                           ===============   ===============   ===============   ===============   ===============





See Accompanying Notes to Financial Statements.

                                 Xtreme Webworks
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Nature of Business and Significant Accounting Policies

Nature of business

Xtreme Webworks ("Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Investment Group, Ltd. The Company designs and hosts Internet websites, and designs and publishes online and printed newsletters. On May 10, 1998, the Company changed it name to Xtreme Webworks. The Company currently has insignificant operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company. In the development stage, all pre-operating costs have been expensed as incurred.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The financial statements for the four months ended April 30, 1999 are unaudited and should be read in conjunction with the Company's annual financial statements for the years ended December 31, 1999 and 1998 and the four months ended April 30, 2000. Such interim statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2000, April 30, 1999, December 31, 1999, December 31, 1998.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at April 30, 2000, April 30, 1999, December 31, 1999 and December 31, 1998.

Property and Equipment

Property and Equipment is stated at cost. Depreciation is recorded using the straight line method over the useful life of the asset of seven years.

Officer and Notes Receivable

Officer receivables represent advances to directors or officers of the Company. Compensation to the officers are expensed as services are performed. The receivables bear an interest rate of 10% per annum.

Notes receivable represents loans companies controlled or owned by directors or officers of the Company. The notes are unsecured and due on demand by the Company. The notes bear an interest rate of 10% per annum.

Non-Marketable Securities

The Company holds stock interest in non-marketable securities, primarily in non-public companies controlled or owned by directors or officers of the Company. Investments are held at cost.

Revenue Recognition

The Company hosts web sites or places advertising on the internet for clients. These services require the payment of monthly or quarterly fees by the customers. Revenues are recognized on a monthly basis, as the fees become due or non-refundable to the client. The Company also designs web sites and assists in publishing both online and printed newsletters. Revenue for these services is recognized as services are performed and accepted by the client and collection of the resulting receivable is reasonably assured.

Software Development Costs

Website development and other computer software costs are primarily marketed for use by clients. The Company expenses these costs in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sole, Leased, or Otherwise Marketed."

Stockholders' Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on April 30, 2000, 383,186 shares; April 30, 1999, 253,986 shares; December 31, 1999, 334,436 shares; December 31, 1998 253,986 shares. The Company has not authorized any preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the four months ended April 30, 2000 and 1999 were 383,186 and 253,986 respectively. Weighted average number of shares outstanding for the years ending December 31, 1999 and 1998 were 280,428 and 189,565 respectively. Weighted average number of shares outstanding for the period from date of inception through April 30, 2000 were 203,136 shares. As of April 30, 2000 and 1999 and December 31, 1999 and 1998, the Company had no dilutive potential common shares.

Note 3.      Related Party Transactions
During the four months ended April 30, 2000, the Company published an online magazine for a related party and began design work on an internet web site for the same related party. Related party revenues and expenses recorded for the period ending April 30, 2000 were $37,500 and 24,090, respectively. Accounts receivable from related parties included in trade receivables is $15,000 at April 30, 2000.

Note 4.       Restatement
In October 2000, the Company discovered accounting errors in the proper treatment of certain transactions. As a result of these findings, the Company's financial statements reflect amounts that are restated from those previously reported in its interim report for the four months ended April 30, 2000, and the fiscal years ended December 31, 1999 and 1998. Accumulated deficit at December 31, 1997 have been restated by net expenses of $34,233 to correct adjustments to common stock. Net loss for the four months ended April 30, 2000 and the years ended December 31, 1999 and 1998 were restated by $1,935, $42,927, and $2,001, respectively for additional expenses.