Form 10QSB
period 2000-09-30
XTREME WEBWORKS
filed 2000-11-15
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                                       N/A
         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

         At November 14, 2000, there were 4,002,317 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                                XTREME WEBWORKS

                                   FORM 10-QSB

                                TABLE OF CONTENTS


               Contents                                        Page
------------------------------------------------               ----

PART I - FINANCIAL INFORMATION ................................ 1

Item 1.  Financial Statements ................................. 1

 Independent Accountant's Report .............................. 1

 Financial Statements

       Balance Sheets ......................................... 2

       Statements of Operations ............................... 3

       Statements of Stockholders' Equity ..................... 4

       Statements of Cash Flows ............................... 5-6

       Notes to Financial Statements .......................... 7-9

Item 2.  Management's Discussion and Analysis ................. 10

PART II - OTHER INFORMATION ................................... 13

Item 6.  Exhibits and Reports on Form 8-K ..................... 13

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                                XTREME WEBWORKS

                                Financial Reports
                                   (Reviewed)
                                December 31, 1999
                               September 30, 2000



                         Independent Accountant's Report


         To the Board of Directors
         Xtreme Webworks
         Las Vegas, Nevada


         I have reviewed the accompanying balance sheet of Xtreme Webworks as of September 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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



     /s/ KYLE L. TINGLE
         --------------
         KYLE L. TINGLE
         CERTIFIED PUBLIC ACCOUNTANT
         November 13, 2000

         Henderson, Nevada

                                 XTREME WEBWORKS
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                        September 30,          December 31,
                                                                                                 2000                  1999
                                                                                     ----------------      ----------------

                      ASSETS

          CURRENT ASSETS
               Cash                                                                  $          6,231      $          1,678
               Accounts receivable                                                             22,175                     0
               Officer receivable                                                             101,495               101,218
               Notes receivable                                                                14,711                21,748
               Prepaid assets                                                                       0                     0
                                                                                     ----------------      ----------------
                      Total current assets                                           $        144,612      $        124,644

          PROPERTY AND EQUIPMENT, NET                                                $         18,385      $          2,708

          NON-MARKETABLE SECURITIES                                                  $         49,100      $         72,330
                                                                                     ----------------      ----------------
                                     Total assets                                    $        210,097      $        199,682
                                                                                     ================      ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                      $         16,045      $              0
               Accrued liabilities                                                              7,379                     0
               Subscriptions collected in advance                                                   0                31,000
                                                                                     ----------------      ----------------
                      Total current liabilities                                      $         23,424      $         31,000

          LONG-TERM DEBT                                                             $              0      $              0
          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               334,436 shares at December 31, 1999;                                                        $            334
               4,002,317 shares at September 30, 2000;                               $          4,002
               Additional Paid In Capital                                                   1,139,516               334,101
               Accumulated deficit                                                           (954,845)             (165,753)
                                                                                     ----------------      ----------------
                      Total stockholders' equity                                     $        188,673      $        168,682
                                                                                     ----------------      ----------------
                                     Total liabilities and
                                     Stockholders' equity                            $        210,097      $        199,682
                                                                                     ================      ================



         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 For the three months ended         For the nine months ended
                                                                        September 30,                      September 30,
                                                                    2000             1999              2000             1999
                                                              ---------------   ---------------  ---------------   ---------------

       Revenues                                               $     102,050     $      3,380     $     220,984     $     25,545
                                                              ---------------   ---------------  ---------------   ---------------
                                                              $     102,050     $      3,380     $     220,984     $     25,545
       Operating, general and administrative expenses
          Payroll and related expenses                        $     103,031     $     15,000     $     194,903     $     45,000
          Director compensation                                     330,000                0           330,000                0
          Consulting                                                226,460            7,180           226,460           12,890
          Other operating expenses                                   35,021           18,254           241,152           28,713
          Depreciation                                                1,621               49             1,929              147
                                                              ---------------   ---------------  ---------------   ---------------
              Operating, general and
                administrative expenses                       $     696,133     $     40,483     $     994,444     $     86,750
                                                              ---------------   ---------------  ---------------   ---------------

                    Operating (loss)                          $    (594,083)    $    (37,103)    $    (773,460)    $    (61,205)

       Non-operating income (expense)
          Interest income                                     $       3,680     $      3,438     $       7,598     $      8,666
          (Loss) on non-marketable securities                             0                0           (23,230)               0
          Interest expense                                                0                0                 0                0
                                                              ---------------   ---------------  ---------------   ---------------
                    Net (loss) before income taxes            $    (590,403)    $    (33,665)    $    (789,092)    $    (52,539)

       Federal and state income taxes                         $           0     $          0     $           0     $          0
                                                              ---------------   ---------------  ---------------   ---------------
                Net (loss)                                    $    (590,403)    $    (33,665)    $    (789,092)    $    (52,539)
                                                              ===============   ===============  ===============   ===============

                Net (loss) per share                          $     (0.4247)     $   (0.1209)     $    (1.0704)     $   (0.2000)
                                                              ===============   ===============  ===============   ===============
                Average Number of Shares
                of Common Stock Outstanding                       1,390,156          278,443           737,207          263,284
                                                              ===============   ===============  ===============   ===============







         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine months ended September 30, 2000 and
                        the year ended December 31, 1999
                                  (Unaudited)

                                                              Common Stock
                                                              ---------------------
                                                                 Number                           Additional
                                                                   of                             Paid-In          Accumulated
                                                                 Shares             Amount        Capital           (Deficit)
                                                              ---------------   ---------------  ---------------   ---------------
          Balance at December 31, 1998                              253,986              254     $     253,732     $    (83,108)

          Various 1999 dates
          Issued for cash                                            80,450     $         80     $      80,369

          Net (Loss), 12-31-99                                                                                          (82,145)
                                                              ---------------   ---------------  ---------------   ---------------
          Balance at December 31, 1999                              334,436     $        334     $     334,101     $   (165,753)

          January 1, 2000
          Common stock issued from subscribed                        31,000     $         31     $      30,969

          January 1, 2000
          Issued for services                                        17,750     $         18     $      17,732

          May 8, 2000, issued for cash                               52,800     $         53     $      52,747

          May 8, 2000, issued for service                            29,473     $         29     $      29,444

          August / September, issued for cash                       121,600     $        122     $     121,478

          September 6, 2000, issues to services                     556,460     $        556     $     555,904

          September 6, 2000, 3.5 to one stock split               2,858,798     $      2,859     $      (2,859)

          Net (loss), 09-30-00                                                                                         (789,092)
                                                              ---------------   ---------------  ---------------   ---------------
          Balance at September 30, 2000                           4,002,317     $      4,002     $   1,139,516     $   (954,845)
                                                              ===============   ===============  ===============   ===============







         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For the three months ended            For the nine months ended
                                                                      September 30,                      September 30,
                                                                   2000              1999             2000              1999
                                                              --------------    ---------------  ---------------   ---------------
Cash Flows From Operating Activities
       Cash received from customers                           $     102,432     $       3,380    $     198,816     $      25,545
       Cash paid to suppliers and vendors                          (131,054)          (40,434)        (365,408)          (86,603)

                                                              --------------    ---------------  ---------------   ---------------

       Net cash provided by (used in)
          operating activities                                $     (28,622)    $     (37,054)   $    (166,592)    $     (61,058)

Cash Flows From Investing Activities
       Net borrowings (payments to)
          related parties                                     $     (44,210)    $      (6,646)   $      14,351     $     (13,287)
       Purchase of equipment                                        (17,606)           (1,620)         (17,606)           (2,070)
       Purchase of investment securities                                  0                 0                0                 0
                                                              ---------------   ---------------  ---------------   ---------------
       Net cash provided by (used in)
          investing activities                                $     (61,816)    $      (8,266)   $      (3,255)     $    (15,357)

Cash Flows From Financing Activities
       Issuance of common stock                               $     121,600     $      46,600    $     174,400     $      80,450
       Proceeds from subscriptions in advance                       (25,000)                0                0                 0
                                                              ---------------   ---------------  ---------------   ---------------
       Net cash provided by financing activities              $      96,600     $      46,600    $     174,400     $      80,450

       Net increase (decrease) in cash                        $       6,162     $       1,280    $       4,553     $       4,035
       Cash and cash equivalents
           at beginning of period                             $          69     $       3,251    $       1,678     $         496
                                                              ---------------   ---------------  ---------------   ---------------
       Cash and cash equivalents
          at end of period                                    $       6,231     $       4,531    $       6,231     $       4,531
                                                              ===============   ===============  ===============   ===============







         See Accompanying Notes to Financial Statements

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the three months ended           For the nine months ended
                                                                        September 30,                        September 30,
                                                                    2000              1999             2000              1999
                                                              ---------------   ---------------   ---------------  ---------------
Reconciliation of net loss to net cash (used in)
   operating activities

Net loss                                                      $    (590,403)    $     (33,665)    $   (789,092)    $     (52,539)
Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depreciation                                                     1,621                49            1,929               147
     Loss on write-off of non-marketable securities                       0                 0           23,230                 0
     Stock issued as compensation                                   556,460                 0          603,683                 0
     Change in assets and liabilities
          (Increase) in accounts receivable                             375                 0          (22,175)                0
          (Increase) decrease in officers
             and notes receivable                                    (3,674)           (3,438)          (7,591)           (8,666)
          Decrease in prepaid assets                                      0                 0                0                 0
          Increase in accounts payable                                6,999                 0           16,045                 0
          Increase in accrued liabilities                                 0                 0            7,379                 0
                                                              ---------------   ---------------   ---------------  ---------------
       Net cash provided by (used in)
          operating activities                                $     (28,622)    $     (37,054)    $   (166,592)    $     (61,058)
                                                              ===============   ===============   ===============  ===============







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

         A  summary  of the  Company's  significant  accounting  policies  is as follows:
         -----------------------------------------------------------------------

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

         Cash
         ----

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000 and December 31, 1999.

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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at September 30, 2000 and December 31, 1999.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Nature of Business and Significant Accounting Policies (continued)

         Property and Equipment
         ----------------------

         Property and Equipment is stated at cost. Depreciation is recorded using the straight line method over the useful life of the assets; furniture and equipment, seven years; computer equipment and peripherals, three years.

         Officer and Notes Receivable
         ----------------------------

         Officer receivables represent advances to directors or officers of the Company. Compensation to the officers are expensed as services are performed. The receivables bear an interest rate of 10% per annum.

         Notes receivable represents the net loans to companies controlled or owned by directors or officers of the Company. The notes are unsecured and due on demand by the Company. The notes bear an interest rate of 10% per annum.

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

Note 2.  Stockholders' Equity

         Common stock
         ------------

         The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on September 30, 2000, 4,002,317 shares; September 30, 1999, 328,986 shares; and December 31, 1999, 334,436 shares. The
         Company has not authorized any preferred stock

         On September 6, the Board of Directors of the Company approved issuance of shares to certain board members and Shogun Investment Group, Ltd, a company related through common ownership and management, for work performed for the Company. A total of 556,460 shares were issued. The shares are valued at one dollar ($1.00) per share, the sales price of shares to third parties on September 5, 2000. Director compensation and consulting fees to non-directors for the period ended September 30, 2000 totaled $330,000, and $226,460, respectively.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the nine months ended September 30, 2000 and 1999 were 737,207 and 263,284 respectively. Weighted average number of shares outstanding for the three months ending September 30, 2000 and 1999 were 1,390,156 and 278,443 respectively. As of September 30, 2000 and 1999 and December 31, 1999, the Company had no dilutive potential common shares.


         Note 3.      Related Party Transactions

         During the six months ended September 30, 2000, the Company published an online magazine for a related party and began design work on an internet web site for the same related party. Related party revenues and expenses recorded for the nine-month period ending September 30, 2000 were $100,180 and $77,662, respectively. There were no related party revenues and expenses for the three-month period ending September 30, 2000. Accounts receivable from related parties included in trade receivables is $20,000 at September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

        Xtreme Webworks (the "Company") is a growing Internet business promotion company, providing website and web page promotion for its clients.

The Promotion Program

        Xtreme Webworks has developed proprietary software, and uses various commercial software, to stimulate Internet traffic to its clients' websites.

        Xtreme Webworks provides website promotion for its clients by providing the following services:

        o Creates 280 HTML attraction pages for each client's website.
        o Selects 20 keywords and supplies an attraction page for each keyword for each major Internet search engine. (An attraction page is the individual page that attracts a search engine to one keyword.)
        o Supplies an "Enter" button on each attraction page.
        o Submits doorway pages to 14 major Internet search engines on a daily basis.
        o Submits each client's "site" to 1,000+ other minor Internet search engines on a weekly basis.
        o Manually submits to live directories:  Yahoo, NBCI, and DMOZ.
        o Arranges, updates and maintains hyperlinks to each client's website from 1000+ link locations around the world.
        o Posts each client's link to and from "Our Friends Page"
          (Link Exchange Program).
        o Posts a block ad on hundreds of  advertising  sites on the  Internet.
        o Changes  and updates  each  client's attraction  pages  regularly.
        o Optional service: Submits to foreign Internet search engines at the client's request.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. For the three months ended September 30, 2000, revenues were approximately $102,000, an increase of approximately $98,600 or 2900%, versus revenues of approximately $3,400 for the three months ended September 30, 1999. The increase in revenues for the 2000 period was due primarily to:
1) an increase in sales of the Company's promotion product due to improvement of the Company's product and expansion of the Company's sales and promotions forces, 2) an increase in the number of clients served, and 3) an increase in the Company's client retention rate.

         OPERATING EXPENSES. Operating expenses increased to approximately $696,000 for the three months ended September 30, 2000 as compared to $40,500 for the three months ended September 30, 1999. This increase in operating expenses for the three months ended September 30, 2000 occurred primarily due to: 1) an increase in payroll expenses, due to the hiring of 11 new employees in conjunction with the creation and/or expansion of departments within the Company, including sales, marketing, promotion, and customer service departments, 2) stock compensation for the Company's directors and consulting services, including accounting and legal fees, and 3) an increase in production equipment and software.

         NET PROFIT (LOSS). Net loss for the three months ended September 30, 2000 increased by approximately $557,000 from the comparable period in the prior year as a result of the aforementioned increase in overhead expenses due to expansion of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. For the nine months ended September 30, 2000, revenues were approximately $221,000, an increase of approximately $195,500, or 770%, versus revenues of approximately $25,500 for the nine months ended September 30, 1999. The increase in revenues for the 2000 period was due primarily to: 1) rapid expansion of the Company during the 3rd quarter of 2000, including the creation and/or expansion of its research and development, sales, marketing, promotion, and customer service departments, resulting in improvement of the Company's product and increased product cost, 2) the publication of two publications for one of the Company's primary clients, World Stock Watch, a financial publication.

         OPERATING EXPENSES. Operating expenses increased to approximately $994,000 for the nine months ended September 30, 2000 as compared to $87,000 for the nine months ended September 30, 1999. This increase in operating expenses for the nine months ended September 30, 2000 occurred primarily due to expansion of the Company's operations, including the hiring of 11 new employees, the creation and/or expansion of departments within the Company, stock compensation for the Company's directors and consulting services fees, and increased production expenses for additional clients.

         NET PROFIT (LOSS). Net loss for the nine months ended September 30, 2000 increased by approximately $737,000 from the comparable period in the prior year as a result of the aforementioned increase in overhead expenses due to the expansion of the Company's product and services.

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

         ASSETS AND LIABILITIES. As of September 30, 2000, the Company had assets of approximately $210,000, compared to $200,000 as of December 31, 1999. The increase of approximately $26,700 in cash and accounts receivable as of September 30, 2000 was offset by a decrease in notes receivable and non-marketable securities held by the Company. The Company's current liabilities decreased from approximately $31,000 as of December 31, 1999 to $41,425 as of September 30, 2000. The Company's increase in accounts payable as of September 30, 2000 was offset by the absence of any subscriptions collected in advance during the same time period, as compared to December 31, 1999.

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

                          PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
No.            Description
-----       -------------------------------------------------

3.1         Articles of Incorporation
              of Xtreme Webworks,
              fka Shogun Advertising, Inc.
              (Incorporated by reference from Exhibit 3.1 of Form 10SB12G/A filed November 7, 2000).

3.2         Bylaws
              of Xtreme Webworks,
              fka Shogun Advertising, Inc.
              (Incorporated by reference from Exhibit 3.2 of Form 10SB12G/A filed November 7, 2000).

            Material Contracts

10.1          New Service Agreement

10.2          Lease Agreement (with attached exhibits).
                (Incorporated by reference from Exhibit 10.2 of Form 10SB12G/A filed November 7, 2000).

27.1        Financial Data Schedule
              For period ending September 30, 2000.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on October 17, 2000 regarding a change in accountants.

EXHIBIT 10.1

                             XTREME WEBWORKS, INC.
                              PROMOTIONAL AGREEMENT

Please complete and fax to Xtreme Webworks, Inc., at (702) 967-0123.

Company Name:  _________________________________________________________

Contact Name and Title:____________________________________________________

Street Address:___________________________________________________________

City:________________________________State:____________________Zip:________

Work Phone:__________________________Fax:_______________________________

Email address:____________________________________________________________

Xtreme Webworks, Inc., will provide the Promotional Campaign for:

http://www.______________________________________________________________
-------------------------------------------------------------------------

         Three Month Campaign                        $2,000.00

PAYMENT INFORMATION:
Visa_____Mastercard_____American Express_____Discover_____Ck #_____

Credit Card #_____________________________________________________

Expiration Date___________________________________________________

Check by Phone or fax:
Bank Name__________________________Address_____________________________

Account Name_______________________Account #____________________________

ABA#__________________________________________________________________

Drivers License #_________________________________________________________

                             XTREME WEBWORKS, INC.
                              PROMOTIONAL AGREEMENT
                                     (cont.)



     Xtreme Webworks, Inc., agrees to use its best efforts to promote the indicated website. This form constitutes a binding contract between the undersigned and Xtreme Webworks, Inc. The contract shall be enforceable under the laws of the State of Nevada.

The client agrees to protect and indemnify Xtreme Webworks, Inc., from any claims of libel, copyright violation, plagiarism, and other suits or claims based on the content or subject matter of the client's website. All claims made are the responsibility of the client. No refunds apply.

The foregoing constitutes the entire agreement between the parties and may be modified only in writing and signed by all parties.

Authorized Signature:____________________________________________Date:_____


Xtreme Webworks, Inc.:__________________________________________Date:_____

Xtreme Webworks will provide the following list of services:

-Creation of 280 HTML attraction pages for your site.
-An attraction page. This is an individual page that attracts a search engine for one keyword. The actual content of the page is relevant to your site. We will select 20 keywords and supply an attraction page for each keyword for each major search engine.
-An enter button. This appears on the attraction page. -Submission of doorway pages to the 14 major search engines daily. -Submit "your site" to 1,000+ other minor search engines weekly. -Manually submit site to WEB Directories: Yahoo, NBCI, Open Directory and more.
-Arrange, update and maintain hyperlinks to your site from 1000+ link locations around the world.
-Post your link to and from "Our Friends Page" (Link Exchange Program). -Send press releases to World Wide Press sources that match your specific company criteria. -Post a block ad on hundreds of advertising sites around the web. -Changes and updates to all pages regularly.

                             SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               XTREME WEBWORKS

Date:  November 14, 2000                   By:  /s/ Shaun Hadley
                                              -------------------------
                                                   SHAUN HADLEY
                                                   PRESIDENT


Date:  November 14, 2000                   By:  /s/ Paul Hadley
                                              -------------------------
                                                   PAUL HADLEY
                                                   SECRETARY OF THE BOARD