Form 10KSB
period 2000-12-31
XTREME WEBWORKS
filed 2001-04-03
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the fiscal year ended December 31, 2000.
                              -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from __________ to __________

                        Commission File Number: 333-30914
                                                ---------

                                 Xtreme Webworks
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                       88-0394012
-------------------------------                     -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                       8100 West Sahara Avenue, Suite 200
                             Las Vegas, Nevada 89117
                     --------------------------------------
                    (Address of principal executive offices)

                                 (702) 221-8300
                            -------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 3,790,066 issued and outstanding as of December 31, 2000.

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $336,744

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Currently, there is no trading market for Xtreme Webworks' stock. We have filed an application to be listed on the NASD Over-The-Counter-Bulletin-Board (OTCBB). Our application is pending as of the date of this report.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


                                    CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business....................................    2
    Item 2.  Description of Property....................................   11
    Item 3.  Legal Proceedings..........................................   11
    Item 4.  Submission of Matters to a Vote of Security Holders........   11

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters...   12
    Item 6.  Management's Discussion and Analysis or Plan of Operation..   18
    Item 7.  Financial Statements.......................................   20
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................   31

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act............................................   32
    Item 10. Executive Compensation.....................................   34
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management..............................................   35
    Item 12. Certain Relationships and Related Transactions.............   36
    Item 13. Exhibits and Reports on Form 8-K...........................   36

SIGNATURES   ...........................................................   37

                                     PART I

ITEM 1.  Description of Business.

General

A.       Business Development

        Xtreme Webworks (the "Company") was incorporated in February of 1994 under the name of Shogun Advertising, Inc. with its primary business of manufacturing and selling of calendar advertising, targeting the areas of St. George, Utah and Las Vegas, Nevada. Its primary customers were The Posse, a Canadian football team, and local unions in Las Vegas, Nevada. When these relationships ended in 1996, Shogun Advertising, Inc. re-evaluated its position and direction.

         In May of 1998, the Board of Directors decided to change the direction of the business. The name of the corporation was changed to Xtreme Webworks, upon a vote by the Board of Directors. Xtreme Webworks' principal place of business was re-located to 5333 South Arville Street in Las Vegas, Nevada. The Board of Directors decided to focus on the pursuit of advertising on the Internet, in conjunction with the construction of websites for companies wishing to benefit from Internet advertising.

         Pursuant to its new direction, a telemarketing force was hired to provide leads for the Company. This effort provided some leads, but after analyzing the results, the Company decided to direct its advertising efforts towards mailings, newspaper advertisements, e-mails, and word of mouth. This method targeted businesses consisting of individuals to companies with ten or more employees.

         On February 15, 2000, Xtreme Webworks moved its operations to 8100 West Sahara Avenue, Suite 200 in Las Vegas, Nevada. For the last two years, Xtreme Webworks has been in the business of designing and promoting websites, and combining these services with advertising and promotional packages to increase search engine placement for their Internet-based clients. Other than issuing shares to its original shareholders, Xtreme Webworks has raised working capital by issuing shares to relatives and personal friends.

B.       Business of Issuer

         Xtreme Webworks' principal business purpose is to provide promotion and advertisement of websites and web pages on the Internet through increased search engine placement.

THE PRODUCT

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

         The marketing product developed by Xtreme Webworks strives for each client to secure no less than ten placements within the top twenty positions across the top search engines, using a pre-defined list of phrases. The length of this list is defined by the client's requirements or the client's business classification.

         Upon defining the categories in which a client's business can be described, a customized promotion package is put into motion. This consists of coding the client's requirements into an array of HTML pages. A view of the client's positioning is continuously monitored. Parameters are monitored within the search engines to ensure that proper placement is maintained. Monitoring reports are available to the client. Updating, continuous segmenting, and re-classification of the parameters are available services to the client.

         The product is priced to appeal to the general market, especially allowing for the potential growth of a client's needs. Growth for the client can occur by increasing the number of search engines to which a client's pages are submitted, increased monitoring of placement, amending a client's website design in order to increase search engine placement, and increasing the number of words and phrases defining a client's products used by a user to search on the Internet.

NEW PRODUCTS

         During the fourth quarter of 2000, Xtreme Webworks introduced a new series of promotion packages in order to better serve its clients' needs. These new products include:

Platinum Package:

        o Xtreme Webworks creates a Domain Name that is related to your site and/or products.
        o This URL will be placed on Xtreme Webworks' server where the dynamic pages are being created to serve the purpose of delivering these pages to the search engines.
        o All traffic that is generated from this URL will be re-directed to your Domain instantaneously and is not viewed by the searcher.
        o Each URL is based on 10 keywords/phrases that are viewable in 10 options.
        o 10 templates x 10 keywords/phrases x 14 major search engines =
          1,400 dynamically generated pages.
        o The dynamic pages are attractive to the search engines because these pages are constantly re-created with fresh content with each visit from the search engine.
        o In addition, we will generate 280 Static Attraction Pages based on 20 keywords/phrases, which are on your server.
        o We submit all of the static pages daily to the 14+ major search engines and daily to 200-900+ minor search engines.
        o The submission of these pages to the link sites on a daily basis, increasing the stature of your site.
        o Manual submissions to directories like NBCi, Yahoo, Dmoz are performed and/or updated for your domain.
        o To increase exposure for your product or services, we will post a classified advertisement to numerous sites.
        o The success of your campaign will be monitored closely and posted on the Web.

Gold Package:

        o Xtreme Webworks will create 280 Customized Attraction Pages based on 20 keywords/phrases, which are on your server.
        o We submit all of the pages daily to the 14+ major search engines and daily to 200- 900+ minor search engines.
        o Xtreme will submit your site and the attraction pages daily to link sites to increase the stature of your site
        o Manual submissions to directories like NBCi, Yahoo, Dmoz are performed and/or updated for your Domain.
        o To increase exposure for your product or services, we will post a classified advertisement to numerous sites.
        o The success of your campaign will be monitored closely and posted on the Web.

BUSINESS TODAY

       As of the end of 2000, Xtreme Webworks had approximately 300 clients that have required website design and search engine placement. The Company intends to continue to create additional packages tailorized to fits its clients' diverse needs.

RISK FACTORS

         Limited Prior Operations and Experience

         Xtreme Webworks is continuing to expand, with limited revenues from its new Internet-based operations and limited assets. The Company makes no assurance that it will generate significant revenues or operate at a profitable level in the future. The continuance of Xtreme Webworks depends on its ability to obtain new clients and generate sufficient revenues in order to operate profitably.

         Effects of the Economy on the Company's Internet Business

         Xtreme Webworks' Internet business is affected by those economic factors that may specifically affect the Internet industry. Since Xtreme Webworks provides the benefits of online advertising, its business depends on the continued need of businesses to use the Internet as an advertising medium. Therefore, the Company's business is dependent on the continued growth of online commerce. Any decline in the use and expansion of the Internet industry would adversely affect the Company's profitability.

         The Internet as a marketplace could be adversely affected by an inadequate network infrastructure to support the growth of online commerce. Xtreme Webworks' business depends on the capability of Internet search engines to sufficiently handle the volume of information submitted to them. Slower response times due to an inadequate infrastructure could adversely affect the services Xtreme Webworks provides to its clients.

         Other economic factors that may affect the profitability of Xtreme Webworks' operations include market fluctuations, and the general state of the economy, such as the rate of inflation and local economic conditions. Such factors potentially affecting the population's discretionary spending may affect the need for services provided by the Company, resulting in an adverse effect on the Company's profitability.

         Government Regulation

         Although governmental regulation directed specifically to the Internet is sparse, Xtreme Webworks as an Internet-based company is subject to potential governmental regulations, such as those by the Federal Communications Commission
(FCC). The FCC is vigilantly monitoring the rollout of broadband access, and encourages competition in this market. In 1999, the FCC expressed concerns regarding the infant broadband industry, and whether regulation by the FCC would be necessary to prevent the threat of a cable monopoly of broadband services. So far, the FCC has continued to conclude that regulatory restraint may be the better course of action, in reliance upon market forces that will compel cable companies to negotiate access agreements with unaffiliated Internet Service Providers (ISP's). However, the FCC has recommended that if the threat of a monopoly emerges, the Commission will move swiftly in considering regulatory options. If this happens, it could potentially affect Internet businesses, such as Xtreme Webworks, which rely on the uninterrupted function of ISP's.

         Regulation and Taxation

         The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds it out as being engaged primarily in the business of investing, re-investing, or trading securities. While Xtreme Webworks does not intend to engage in such activities, Xtreme Webworks may obtain and hold a minority interest in a number of development stage enterprises. Xtreme Webworks could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review Xtreme Webworks' activities from time to time with a view toward reducing the likelihood that Xtreme Webworks could be classified as an "investment company".

         Reliance on Executive Officers and Key Employees

        Xtreme Webworks currently has 18 total employees, including 12 full-time employees. The Company's success is dependent upon the services of its executive officers, and its ability to attract and retain qualified personnel. The Company currently does not maintain "key person" life insurance on the lives of its executive officers. All of our key employees are required to sign non-disclosure agreements upon employment.

         Xtreme Webworks competes with other businesses in need of qualified personnel in the computer industry. Potential employees may be attracted by higher compensation packages offered by larger companies in the competitive Internet-based industry. The loss of any of these employees, due to such outside competition, could adversely affect the Company's operations if it was unable to replace them in a timely manner.

         Reliance on Management

         Xtreme   Webworks'   success  is  dependent  upon  the  hiring  of  key
administrative personnel. Although our key personnel have employment and non-disclosure agreements with the Company, there can be no assurance that these personnel will remain employed by Xtreme Webworks. If any of these personnel cease to be affiliated with the Company before qualified replacements are found, this may cause adverse effects on the Company's operations. The management team of Xtreme Webworks does not have experience specifically in managing Internet companies.

         All management decisions will be made exclusively by the officers and directors of Xtreme Webworks. Investors will only have rights associated with minority ownership interest rights in making decisions affecting the Company. Accordingly, any person investing in the Company should be aware that all aspects of management of the Company will be controlled by its officers and directors.

         Currently, the Company uses an outside certified public accountant and bookkeeping services to prepare its financial statements. However, as with many small companies, a limited number of accounting staff hinders internal controls. The Company compensates for this by direct involvement of officers and management to ensure an adequate system of internal controls exists. The Company is in the process of implementing an in-house integrated accounting software program to accommodate the increased number of financial transactions. Procedures and controls are being developed in conjunction with a certified public accountant to reduce reliance on outside bookkeeping services.

         No Cumulative Voting

         Shareholders of Xtreme Webworks are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of shares present at shareholders meeting will be able to elect all of the Directors of Xtreme Webworks, and minority shareholders will not be able to elect a representative to the Company's Board of Directors.

         Competition

         Xtreme Webworks operates in the highly competitive Internet industry. As a business in its development stage, the Company faces competition from older companies with considerably more financial and business related resources. Such competition may have an adverse effect on Xtreme Webworks' profitability.

         The Company may compete with businesses offering a variety of the following services:

         Website design and hosting companies

         Many website design and hosting companies provide promotion as a part of their services, or as a separate service. The Company is not currently aware of a competitor that offers submission of doorway pages such as those provided by Xtreme Webworks. Companies that offer submission of graphic pages may be potential competitors, such as 101WebsitePromotion.com and Web Ignite Corporation.

         Submission services

         Companies that offer various components of promotion services, such as submissions to search engines or advertising sites may compete with Xtreme Webworks. These companies include Submitit.com, Linkspopularity.com, A-1 Submit, and BizWeb2000.

         Companies that charge their customers on a traffic-generated basis are potential competitors of businesses that charge a monthly fee, such as Xtreme Webworks. These companies include AAA Website, Inc. and USA and Write-promotion.com.

         Software design companies that sell software offering self-created website promotion may compete with businesses such as Xtreme Webworks. Such businesses include Submission.com and WebSeed.com.

         Additional Financing May Be Required

         Xtreme Webworks has no assurance that additional funds will be available from any source when needed for expansion. If the Company is unable to obtain additional financing, it may not be able to expand its operation as rapidly as it could if such financing were available. The Company does not anticipate cash flow or liquidity problems within the next twelve months.

RESEARCH AND DEVELOPMENT

         During the last two years, Xtreme Webworks has developed a comprehensive software package that will allow a client's website to automatically be positioned in pre-defined categories, and in strong positions in response to a user's search. The Company has upgraded and re-defined this software package to accommodate each client's needs.

         Xtreme Webworks has secured its computer network, and has upgraded its hardware and software equipment in order to expand from its development stage operations. The Company intends to continue its research and development in order to create additional services for its clients in the year 2001.

THE MARKETPLACE

         The pattern of search engine placement on the Internet has led to the development of advertising and marketing companies focused on maximizing search engine results in order to provide search engine placement within the top thirty pages of a user's search. This will allow a user to have access to information within the confines of a specific search. These marketing companies require
professionals   knowledgeable  in  the  various  programming  languages  of  the
Internet.

         In order to provide this service effectively to their clients, a marketing or promotion firm should provide monitoring, reporting, updating, segmenting, and classification of a client's positioning in search engine placement. A marketing firm must also discern which promotion methods work best for a client, for example, banner advertising, classified advertising, or search engine placement services.

         A promotion firm must not only determine the most effective way to allow the most exposure for its clients, but to also increase the number of "clicks" to a client's website. A methodology to differentiate between an informational "click" to a "buying" click should also be determined by the promotion firm. Each area of marketing, from monitoring and reporting to "buying and electronic commerce" has a separate focus, and has been addressed in the Internet environment by a variety of companies.

         Electronic commerce has a link to all financial institutions, banks, credit card companies, and brokerage firms, creating the need for advertising on the Internet. Maintenance and storage of an advertisement is performed not only by traditional advertising firms, but also by companies such as NetGravity. A platform for advertisements and advertisement storage is underway by companies, such as MindShare Media, which will provide a standard format for tracking and monitoring the "hits" of an advertisement.

         The problem with these methods is that they proceed under traditional guidelines. An advertisement is placed in a magazine, which now can be accessed online, and the tracking and storage of the advertisement is performed by the advertising agency or cyberspace company. Another traditional source of advertising by larger companies is to place themselves on the Worldwide Web under their respective names, and obtain traffic due to name recognition. However, even these large companies are limited by their domain names. Because users have to know their domain names in order to search effectively, these larger companies are at the same disadvantage as their smaller competitors.

         Smaller businesses are at a disadvantage due to their lack of access to traditional venues because of the traditional costs of advertising and lack of name recognition. By obtaining maximum exposure through top thirty page placement on a search engine, these smaller businesses can be in the position to compete with larger businesses. This service is provided by companies such as Xtreme Webworks, A-1 Submit, and BizWeb2000.

         Xtreme Webworks' competitors include businesses that provide banner advertising, classified advertising, E-zine advertising, and search engine placement. These companies may also offer submissions to classified ads on the Internet with a variance of 300 to 400 "high traffic" classified advertising locations. They may also offer free marketing books and articles written by advertising and marketing specialists. These companies may offer a report detailing classified advertisement and confirmation status of advertisement placements.

         However, these firms cannot verify that continuous placement within the first thirty pages of a search based on a pre-defined category has been attained. These firms may focus most of their attention on the classified sections, or in promoting an e-book as an advertising/marketing book for the Internet.

         Xtreme Webworks specializes in search engine placement, recognizing the intricacies of search engine placement. The Company is focused on analyzing changes in computer algorithms by major search engines in order to determine search engine placements. Xtreme Webworks has not found a direct competitor for its products.

BUSINESS IMPLEMENTATION

         Business Strategy

         Xtreme Webworks intends to continue extensive research and development of its website promotion packages. The Company plans to acquire additional software and hardware in order to improve and expand its website promotion products. Xtreme Webworks will test and monitor improvements to its software products on a regular basis.

         Networking efforts will be focused on business referrals through the Company's new Board of Directors, joint venturing with the 20,000 independent ISP providers available today nationally, reference selling to the Company's current clients and business associates, and mass mailings targeted to the general Internet business environment.

         The Company's executive staff will continue educational programs in order to attain a more comprehensive understanding of business operations. Xtreme Webworks intends to seek additional staff, including a person well-versed in HTML, in order to continue researching and developing the Company's software package.

         The Company currently uses outside bookkeeping services and certified public accountants to prepare its financial statements. Direct involvement of officers and management ensures an adequate internal controls system. The Company is in the process of implementing an in-house integrated accounting software program to accommodate expansion of the business. Procedures and controls are being developed in conjunction with a certified public accountant to reduce reliance on outside bookkeeping services.

         Xtreme Webworks intends to expand its management team. The Company will seek referrals through employment agencies and business and professional alliances. Currently, the Company does not employ personnel for the following positions: Chief Financial Officer, and Vice President of Sales. However, the Company intends to actively recruit qualified professionals to perform in those capacities.

         Marketing Strategy

         Xtreme Webworks' primary focus is to provide top positioning through search engines in order to ultimately bring traffic to its clients' websites. The Company will analyze each client's requirements, report periodically to each client regarding its placements, statistically analyze, reconcile, and maintain each client's database, and reconcile the number of times each client is placed in the top ten, fifty, and one hundred placements in a user's search.

         Xtreme Webworks anticipates that a typical client, with sales ranging from $0 to $10 million, will require comprehensive services, including website designing and hosting. Such a client may also require continuous monitoring of search engine placement, altering its placement to accommodate business-specific "specials" to its customers, geographical penetration, "hits" and "hits with purchase" analyses, and website customization.

         Financing Activities

         Xtreme Webworks intends to finance its business strategy implementation through increased revenues, actively seeking new investors in the business, procurement of small business loans, and loans from the Directors as needed. The Company will seek additional employees who may be willing to accept equity compensation in exchange for lower salary compensation.

         Strategic Alliances

         The Company is actively recruiting additional employees from educational institutions, such as the University of Nevada, Las Vegas, and the New Horizons Computer Learning Center. Xtreme Webworks has been invited to join the Social Register of Las Vegas, and is a member of The Chamber of Commerce in Las Vegas. Xtreme Webworks intends to form relationships with The Rotary Club, the entrepreneurial center, the School of Business, and the computer department at the University of Nevada, Las Vegas. The Company intends to create channels for the development of new marketing ideas and involvement with larger local businesses, in return for the creation of job opportunities for undergraduate and graduate students.

PERSONNEL

         Xtreme Webworks currently employs a team of 18 people, including 12 full-time employees. These employees engage in computer programming, including HTML and Internet applications, website promotion services, sales, and customer service support. The Company's sales force consists of four people with extensive sales experience. The Company employs one person with extensive banking experience to maintain its books and records, in addition to a certified public accountant.

         In addition, the Company's Board of Directors consist of persons with various backgrounds in business management. (See Part I, Item 5 - "Directors, Executive Officers, Promoters and Control Persons".)

ITEM 2.    DESCRIPTION OF PROPERTY

     The Company's corporate offices are located at 8100 West Sahara Avenue, Las Vegas, Nevada 89117. The Company currently leases 1446 square feet for approximately $1650 per month. The Company has the option to increase rental space as needed. This office space is leased pursuant to a lease agreement between Xtreme Webworks and Shogun Investment Group, Ltd. A co-owner of Shogun Investment Group, Ltd., Donald C. Bradley, is a shareholder of Xtreme Webworks. The parties have agreed to allow Xtreme Webworks to accrue rental payments owed to Shogun Investment Group, Ltd. until the Company is in a position to submit all rental payments due. The Company does not have any additional facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has not initiated any formal proceedings in a court or agency.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 16, 2000, the Board of Directors of Xtreme Webworks resolved to accept the resignation of Mr. Kurt D. Saliger as the Company's primary accountant, and to engage Mr. Kyle L. Tingle as primary accountant.

           On November 16, 2000, the Board of Directors resolved: 1) to accept Ms. Brenda Kolsen's resignation as Chief Executive Officer, and for 50,000 shares (175,000 shares after forward stock split) to be returned to the Company due to lack of consideration, i.e. one year of service was not performed, under an employment agreement; 2) to cancel 37,251 shares issued to a former employee of the Company due to lack of consideration under an agreement to provide a finished product; and 3) to issue 6,000 shares to an employee upon completion of an assigned project.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission and has been approved. The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals. The Company has filed an application with the NASD for its common stock to be listed on the "Over-the-Counter" Bulletin Board (NASD "OTCBB"). To date, the Company's application is pending. Therefore, there is currently no way to ascertain an accurate market value for the common stock as of the date of the filing of this document.

Recent Sales of Unregistered Securities

         48,750 shares (170,625 shares after forward stock split) were issued on January 1, 2000 in an offering that was exempt from registration under Section 4(2) of the 1933 Securities Act, due to all purchasers being friends and/or relatives of the company, and:

a) having enough knowledge and experience in finance and business matters to evaluate the risks and merits of their investment, or being able to bear the investment's economic risk;
b) having access to the type of information normally provided in a prospectus; and
c)       agreeing not to resell or distribute the securities to the public.

         In addition, no forms of public solicitation or general advertising were used in connection with the offerings to friends and relatives of the company.

         These shares were issued to Debra Buxton, Cheryl Heath, James Nagai, and Julie Nagai for cash based on $1.00 per share.

                                  Amount of Shares  Amount of Shares    Cash/
                                   Prior to                 After       Services
Name             Issue Date       3 1/2to 1 Split    3 1/2to 1 Split
--------------------------------------------------------------------------------
Debra Buxton     01/01/00             12,000             42,000          Cash

Cheryl Heath     01/01/00             12,000             42,000          Cash

James Nagai      01/01/00             12,400             43,400          Cash

Julie Nagai      01/01/00             12,350             43,225          Cash
--------------------------------------------------------------------------------

         71,630 shares (250,705 shares) were issued on May 8, 2000 in an offering that was exempt from registration under Section 4(2) of the 1933 Securities Act, due to all purchasers being friends and/or relatives of the company, and:

a) having enough knowledge and experience in finance and business matters to evaluate the risks and merits of their investment, or being able to bear the investment's economic risk;
b) having access to the type of information normally provided in a prospectus; and
c)       agreeing not to resell or distribute the securities to the public.

         In addition, no forms of public solicitation or general advertising were used in connection with the offerings to friends and relatives of the company.

         These shares were issued to Donald C. Bradley,  Jeff Bradley,  Shirlene
Bradley,   Bruce  Iorio,  Gary  Pickett,   and  Ryan  Taraska  for  cash  and/or
professional services performed for the company based on $1.00 per share.

                               Amount of Shares  Amount of Shares     Cash/
                                 Prior to            After            Services
Name              Issue Date   3 1/2to 1 Split   3 1/2to 1 Split
--------------------------------------------------------------------------------
Donald C. Bradley 05/08/00      17,600               61,600            Cash

Jeff Bradley      05/08/00      17,600               61,600            Cash

Shirlene Bradley  05/08/00      17,600               61,600            Cash

Bruce Iorio (1)   05/08/00       8,300               29,050            Services

Gary Pickett (2)  05/08/00       6,330               22,155            Services

Ryan Taraska (3)  05/08/00       4,200               14,700            Services
--------------------------------------------------------------------------------

(1) Bruce Iorio received 8,300 shares as compensation for the $8,300 worth of services earned while employed by Xtreme Webworks during 1998 and 1999.

(2) Gary Pickett received 6,300 shares as incentive for the $6,300 worth of services earned while employed by Xtreme Webworks during 1999. Mr. Pickett worked for $300.00 per week as Xtreme Webworks' Internet Service Provider. Mr. Pickett maintains Xtreme Webworks' Internet connections on a full time basis, which does not require a 40 hour work week, but more of a monitoring and maintenance program. This salary was negotiated and agreed on by both parties.

(3) Ryan Taraska received 4,200 shares as compensation for the $4,200 that he earned while employed by Xtreme Webworks during 1999 and 2000. Mr. Taraska worked for $350.00 per week on a full-time limited basis, i.e. as his services were needed. Mr. Taraska's expertise is in graphic design and computer artwork.

         25,000 shares (87,500 shares) were issued on August 29, 2000 and August 30, 2000, in offerings that were exempt from registration under Section 4(2) of the 1933 Securities Act, due to all purchasers being friends and/or relatives of the company, and:

a) having enough knowledge and experience in finance and business matters to evaluate the risks and merits of their investment, or being able to bear the investment's economic risk;
b) having access to the type of information normally provided in a prospectus; and
c)       agreeing not to resell or distribute the securities to the public.

         In addition, no forms of public solicitation or general advertising were used in connection with the offerings to friends and relatives of the company.

         These shares were issued to JJRB Investments, LP and JTJRB Holdings, LP for cash based on $1.00 per share.

                                      Amount of Shares  Amount of Shares   Cash/
                                         Prior to            After       Service
Name                    Issue Date    3 1/2to 1 Split   3 1/2to 1 Split
--------------------------------------------------------------------------------
JJRB Investments, LP    08/29/00      12,500                     43,750     Cash

JTJRB Holdings, LP      08/29/00      12,500                     43,750     Cash
--------------------------------------------------------------------------------

         2,373,210 shares were issued on September 6, 2000 and November 6, 2000 in offerings that were exempt from registration under Section 4(2) of the 1933 Securities Act, due to all purchasers being friends and/or relatives of the company, and:

a) having enough knowledge and experience in finance and business matters to evaluate the risks and merits of their investment, or being able to bear the investment's economic risk;
b) having access to the type of information normally provided in a prospectus; and
c)       agreeing not to resell or distribute the securities to the public.

         In addition, no forms of public solicitation or general advertising were used in connection with the offerings to friends and relatives of the company.

     These shares were issued to George J. Ballantine, George W. Ballantine, James A. Ballantine, Jim Burgauer, Jeff Bradley, Mike and Heidi Cowell, Robert
P. Dunbar, Paul Hadley, Shaun Hadley, James F. and John R. Haley, Charles M. Hoffman, Bruce Iorio, Jill A. Kissell, Robert J. and Susan A. Koerner, Lisa and Barry McMorrow, Doug Myers, Janet E. Orze, Ursula Rando, Shogun Investment Group, Ltd., Rich Splain, Charles and Karen Stone, and Kip Swan for cash and/or professional services performed for the company based on $1.00 per share.

                                    Amount of Shares  Amount of Shares  Cash/
                                       Prior to            After        Services
Name                    Issue Date  31/2to 1 Split    3 1/2to 1 Split
--------------------------------------------------------------------------------


George J. Ballantine    09/06/00        20,000          70,000           Cash

George W. Ballantine    09/06/00        10,000          35,000           Cash

James A. Ballantine     09/06/00        10,000          35,000           Cash

Jim Burgauer (1)        09/06/00        20,000          70,000          Services

Jeff Bradley (2)        09/06/00        20,000          70,000          Services

Mike and Heidi Cowell   09/06/00         1,000           3,500            Cash

Robert P. Dunbar        09/06/00        10,000          35,000            Cash

Paul Hadley (3)         09/06/00       100,000          350,000         Services

Shaun Hadley (3)        09/06/00       100,000          350,000         Services

James F. and/or         09/06/00         2,000            7,000           Cash
   John R. Haley

Charles M. Hoffman      09/06/00         2,000            7,000           Cash

Bruce Iorio (4)         09/06/00         2,310            8,085         Services

Jill A. Kissell         09/06/00           100              350           Cash

Robert J. and           09/06/00         1,000            3,500           Cash
   Susan A. Koerner

Lisa and
  Barry McMorrow        09/06/00         1,500            5,250           Cash

Doug Myers (5)          09/06/00        20,000           70,000         Services

Janet E. Orze           09/06/00         5,000           17,500           Cash

Ursula Rando            09/06/00         5,000           17,500           Cash

Shogun Investment (6)   09/06/00       200,000          700,000         Services
Group, Ltd.

Lorraine Splain         09/06/00         1,000            3,500           Cash

Rich Splain             09/06/00         4,000           14,000           Cash
Rich Splain (7)         09/06/00        24,150           84,525         Services

Charles and Karen Stone 09/06/00         1,000            3,500           Cash

Kip Swan (8)            09/06/00        20,000           70,000         Services
--------------------------------------------------------------------------------

         The stock compensation structure for directors was based on each director working for 3 hours per week, for 50 weeks per year. This totaled 150 hours at a rate of $100.00 per hour, equaling $15,000. In addition, each Directors was to attend one Directors meeting per quarter at $1,250.00 per meeting. Each Director was responsible for his own expenses.

(1) James Burgauer received 20,000 shares to serve on the Board of Directors for one year, for his experience with Internet companies including Electronic Secretary.com, MicroCapMonitor.com and EADVERTISMENT.com.

(2) Jeff Bradley received 20,000 shares to serve on the Board of Directors for one year, for his experience with Nevada State filings for corporations and also for his knowledge of federal filings and regulation compliance for Xtreme Webworks.

(3) Paul and Shaun  Hadley  each  received  100,000  shares  for all  rights and ownership of all products that have been developed by Mr. Hadley for Xtreme Webworks, including MakePage, LeadClean, LeadStriper, LeadGenerator and DynamicPageSubmitterProgram, which were developed over the past five years.

(4) Bruce Iorio received an additional 2,310 shares as bonuses for the $2,300 he earned in 2000, per the same compensation basis used in 1998 and 1999.

(5) Doug Myers received 20,000 shares to serve on the Board of Directors for one year, for his experience and expertise in software development.

(6) Shogun Investment Group, Ltd. received 200,000 shares for compensation of a consulting contract that was executed on June 1st 1999 by and between Xtreme Webworks and Shogun Investment Group, Ltd. This compensation covers the time period from June 1, 1999 to December 31, 2000 for services that included, but were not limited to, consulting, compiling and preparing all documents necessary to bring Xtreme Webworks to a fully reporting status with the SEC. These filings included the Form 10SB12G registration statement, Form 10KSBs, Form 10QSBs, Form 8Ks and all other filings necessary to maintain the fully reporting status with the SEC.

         Shogun Investment Group, Ltd. also prepared all NASD regulatory filings, including the information and disclosure statements as required by SEC Rule 15c2-11, as part of the application process to be listed on the OTC Bulletin Board.

         Xtreme  Webworks'  management  decided  to issue  the  shares to Shogun
Investment Group, Ltd. as compensation for services in order to bring all outstanding obligations under the consulting agreement up to date.

(7) Rich Splain received 24,150 shares as bonuses while he was employed by Xtreme Webworks. Mr. Splain was hired as Sales and Marketing Manager.

(8) Kip Swan received 20,000 shares to serve on the Board of Directors for one year, for his experience in sales marketing and advertisement.

         These sales were made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended, and are restricted by Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months. All such sales were effected without the aid of underwriters, and no sales commissions were paid. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, in accordance with Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. For the year ended December 31, 2000, revenues were approximately $336,700, an increase of approximately $305,920, or 992%, versus revenues of approximately $30,800 for the year ended December 31, 1999. The increase in revenues for the 2000 period was due primarily to: 1) increased sales as the Company rapidly expanded during the third and fourth quarters of 2000, including the creation and/or expansion of its research and development, sales, marketing, promotion, and customer service departments, resulting in improvement of the Company's product and increased product cost, 2) change in the Company's products from website design to promotion of search engine placement, 3) an increase in the number of clients served and client retention rate, and 4) the publication of two publications for one of the Company's primary clients, World Stock Watch, a financial publication.

           COST OF REVENUES. Cost of revenues for the year ended December 31, 2000 increased by $166,556, or 269%, from the prior year due primarily to hiring of additional employees and increase in payroll for production and sales staff.

           GROSS PROFITS. Gross profits for the year ended December 31, 2000 equaled approximately $108,300 versus a loss of approximately $31,000 in the year ended December 31, 1999. This was due primarily to an increase in revenues, primarily during the last two quarters of the year 2000.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased to approximately $931,300, an increase of $870,298 or 1,426% for the year ended December 31, 2000 as compared to approximately $61,000 for the year ended December 31, 1999. This increase in operating expenses for the year ended December 31, 2000 occurred primarily due to: 1) an increase in payroll expenses, due to the hiring of additional employees in conjunction with the creation and/or expansion of departments within the Company, including sales, marketing, promotion, and customer service departments, 2) stock compensation for the Company's directors and consulting services, including accounting and legal fees, and 3) an increase in production equipment and software expenses in order to accommodate additional clients.

         NET PROFIT (LOSS). Net loss for the year ended December 31, 2000, increased by approximately $753,100 from the comparable period in the prior year as a result of the aforementioned increase in overhead expenses due to the expansion of the Company's product and services, particularly payroll and
related  expenses,  director  compensations,   consulting  and  other  operating
expenses.

LIQUIDITY AND CAPITAL RESOURCES

           OVERVIEW. The Company sustained a loss in cash flows from operating activities of approximately $150,300 for 2000 compared to a loss from operating activities of $91,500 for 1999. The increase in the loss was substantially accounted for by the increase in cash paid to suppliers and vendors due to expansion of the Company's products. The Company also sustained an increase in operating losses of $731,000 in 2000 as compared to 1999. This increase was partially due to director compensations and consulting fees in 2000, all of which are not expected to be continuing expenses for the Company.

         Management believes that the Company will be able to meet its current and future obligations primarily with internal revenues generated from sales of the Company's various services and products. Approximately one-third of the Company's revenues for 2000 were a result of sales during the Company's last quarter in 2000, and the Company believes that sales will continue to accelerate in the year 2001. Of the operating expenses in 2000, $543,000 was in stock compensation, which are not cash items that will affect liquidity. In addition, the Company may raise additional capital through the sale of stocks, finding additional investors in the Company, private placement offerings, listing of its stock on the OTCBB, and/or other sources of external liquidity, such as procurements of loans from related parties in order to provide sufficient liquidity to continue expansion.

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis.

           ASSETS AND LIABILITIES. As of December 31, 2000, the Company had assets of approximately $212,800, compared to $199,700 as of December 31, 1999. The increase of approximately $13,100 in cash, accounts receivables, and officer and notes receivables was offset by a decrease in notes receivable and non-marketable securities held by the Company. The Company's current liabilities increased from approximately $31,000 as of December 31, 1999 to $131,400 as of December 31, 2000. This was due primarily to notes payable and accounts payable, unearned revenues, and accrued liabilities.

ITEM 7.    FINANCIAL STATEMENTS.

                                 XTREME WEBWORKS

                                Financial Report


                                December 31, 2000
                                DECEMBER 31, 1999
                                DECEMBER 31, 1998



                                 XTREME WEBWORKS

                                    Contents




                                                               Page
                                                              ------
 Independent Accountant's Report                                21

 Financial Statements

       Balance Sheets                                           22

       Statements of Operations                                 23

       Statements of Stockholders' Equity                       24

       Statements of Cash Flows                                 25-26

       Notes to Financial Statements                            27-30

                          Independent Auditor's Report


         To the Board of Directors
         Xtreme Webworks
         Las Vegas, Nevada


         I have audited the accompanying balance sheet of Xtreme Webworks, Inc. as of December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Xtreme Webworks as of December 31, 1999 and 1998, were audited by other auditors whose report dated May 16, 2000, expressed and opinion on those statements.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Webworks, Inc. as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has net cash flow deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
         4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         /s/ KYLE L. TINGLE
         ------------------
             KYLE L. TINGLE
             CERTIFIED PUBLIC ACCOUNTANT

         March 23, 2001
         Henderson, Nevada

                                 XTREME WEBWORKS
                                 BALANCE SHEETS
                                  December 31,


                                                                            2000                 1999                  1998
                                                              ------------------    -----------------     -----------------

                                     ASSETS

          CURRENT ASSETS
               Cash                                           $            5,484    $           1,678     $             496
               Accounts receivable, net of allowances for
                 doubtful accounts of $20,000, $0 and $0
                 (Note 3)                                                  4,325                    0                     0
               Officer receivable (Note 1)                               115,338              101,218                73,633
               Notes receivable  (Note 1)                                 21,226               21,748                24,000
               Prepaid assets                                                  0                    0                     0
                                                              ------------------    -----------------     -----------------
                      Total current assets                    $          146,373    $         124,644     $          98,129

          PROPERTY AND EQUIPMENT, NET                         $           17,368    $           2,708     $             394

          NON-MARKETABLE SECURITIES                           $           49,100    $          72,330     $          72,355
                                                              ------------------    -----------------     -----------------
                                     Total assets             $          212,841    $         199,682     $         170,878
                                                              ==================    =================     =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Notes payable                                  $           50,000    $               0     $               0
               Accounts payable                                           26,660                    0                     0
               Unearned revenues                                          45,733                    0                     0
               Accrued liabilities                                         9,046                    0                     0
               Subscriptions collected in advance                              0               31,000                     0
                                                                ----------------     ----------------      ----------------
                      Total current liabilities               $          131,439    $          31,000     $               0

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               888,951 shares at December 31, 1998;                                                       $             888
               1,170,526 shares at December 31, 1999;                               $           1,171
               3,790,066 shares at December 31, 2000;         $            3,790
               Additional Paid In Capital                              1,079,086              333,264               253,098
               Accumulated deficit                                    (1,001,474)            (165,753)              (83,108)
                                                                ----------------     ----------------      ----------------
                      Total stockholders' equity              $           81,402    $         168,682     $         170,878
                                                                ----------------     ----------------      ----------------
                                     Total liabilities and
                                     stockholders' equity     $          212,841    $         199,682     $         170,878
                                                                      ==========           ==========            ==========

         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,


                                                                                        2000              1999             1998
                                                                                ---------------  ---------------   ---------------

       Revenues (Note 1)                                                        $    336,744     $      30,824     $     20,351
       Cost of Revenues                                                              228,421            61,865           21,031
                                                                                ---------------  --------------    -------------
               Gross profit (loss)                                              $    108,323     $     (31,041)    $       (680)

       Operating, general and administrative expenses
          Payroll and related expenses                                          $    210,130     $         500     $          0
          Director compensation                                                      280,000                 0                0
          Consulting                                                                 228,855                 0                0
          Other operating expenses                                                   209,413            59,931           26,124
          Depreciation                                                                 2,946               615              197
                                                                                ---------------  ---------------   ---------------
              Operating, general and
                administrative expenses                                         $    931,344     $      61,046     $     26,321
                                                                                ---------------  ---------------   ---------------
                    Operating (loss)                                            $   (823,021)    $     (92,087)    $    (27,001)

       Non-operating income (expense)
          Interest income                                                       $     10,947     $       9,442     $      6,541
          (Loss) on non-marketable securities                                        (23,230)                0                0
          Interest expense                                                              (417)                0                0
                                                                                ---------------  ---------------   ---------------
                    Net (loss) before income taxes                              $   (835,721)    $     (82,645)    $    (20,460)

       Federal and state income taxes                                           $          0     $           0     $          0
                                                                                ---------------  ---------------   ---------------
                Net (loss)                                                      $   (835,721)    $     (82,645)    $    (20,460)
                                                                                ===============  ===============   ===============

                Net (loss) per share                                            $     (0.37)     $      (0.08)     $     (0.03)
                                                                                ===============  ===============   ===============
                Average Number of Shares
                of Common Stock Outstanding                                          2,255,476          981,498           663,478
                                                                                ===============  ==============    ===============




         See Accompanying Notes to Financial Statements.

                                  XTREME WEBWORKS

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Common Stock and Capital
                                                                                 In Excess of Par Value       Accumulated
                                                                       -----------------------------------
                                                                             Shares         Amount             (Deficit)
                                                                       ----------------------------------------------------



          Balance at December 31, 1997                                       642,551    $     183,586         $     (62,648)

          Various 1998 dates, issued for cash                                246,400    $      70,400

          Net (Loss), 12-31-98                                                                                      (20,460)
                                                                       ---------------  --------------        ---------------
          Balance at December 31, 1998                                       888,951    $     253,986         $     (83,108)

          Various 1999 dates, issued for cash                                281,575    $      80,449

          Net (Loss), 12-31-99                                                                                      (82,645)
                                                                       ---------------  ---------------       ---------------
          Balance at December 31, 1999                                     1,170,526    $     334,435         $    (165,753)

          January 1, 2000, issued from subscribed                            108,500    $      31,000

          January 1, 2000, issued for services                                62,125    $      17,750

          May 8, 2000, issued for cash                                       184,800    $      52,800

          May 8, 2000, issued for service                                    103,156    $      29,473

          August / September, issued for cash                                425,600    $     121,600

          September 6, 2000, issued for services                           1,947,610    $     556,460

          November 17, 2000, Rescission of stock                            (212,251)   $     (60,642)

          Net (loss), 12-31-00                                                                                     (835,721)
                                                                       ---------------  --------------        ---------------

          Balance at December 31, 2000                                     3,790,066    $   1,082,876         $  (1,001,474)
                                                                       ==============   ==============        ===============

         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                        For the years ended December 31,


                                                                                         2000             1999              1998
                                                                                ---------------  ---------------   ---------------

Cash Flows From Operating Activities
       Cash received from customers                                             $     312,419    $      30,824     $      20,351
       Cash paid to suppliers and vendors                                            (462,708)        (122,296)          (47,155)
                                                                                ---------------  ---------------   ---------------
       Net cash provided by (used in)
          operating activities                                                  $    (150,289)   $     (91,472)    $     (26,804)

Cash Flows From Investing Activities

       Net borrowings (payments to)
          related parties                                                       $      (2,699)   $     (15,866)    $     (43,208)
       Purchase of equipment                                                          (17,606)          (2,930)                0
                                                                                ---------------  ---------------   ---------------
       Net cash provided by (used in)
          investing activities                                                  $     (20,305)   $     (18,796)    $     (43,208)

Cash Flows From Financing Activities

       Issuance of common stock                                                 $     174,400    $      80,450     $      70,400
       Proceeds from subscriptions in advance                                               0           31,000                 0
                                                                                ---------------  ---------------   ---------------
       Net cash provided by financing activities                                $     174,400    $     111,450     $      70,400

       Net increase (decrease) in cash                                          $       3,806    $       1,182     $         388
       Cash and cash equivalents
           at beginning of period                                               $       1,678    $         496     $         108
                                                                                ---------------  ---------------   ---------------
       Cash and cash equivalents
          at end of period                                                      $       5,484    $       1,678     $         496
                                                                                ===============  ===============   ===============



         See Accompanying Notes to Financial Statements

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                        For the years ended December 31,


                                                                                         2000             1999              1998
                                                                                ---------------  ---------------   ---------------

Reconciliation of net loss to net cash (used in) operating activities

Net loss                                                                        $    (835,721)   $     (82,645)    $     (20,460)
Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depreciation                                                                       2,946              615               197
     Allowance for doubtful accounts                                                   20,000                0                 0
     Loss on write-off of non-marketable securities                                    23,230                0                 0
     Stock issued as compensation                                                     543,041                0                 0
     Change in assets and liabilities
          (Increase) in accounts receivable                                           (24,325)               0                 0
          (Increase) decrease in officers
             and notes receivable                                                     (10,899)          (9,442)           (6,541)
          Decrease in prepaid assets                                                        0                0                 0
          Increase in notes payable                                                    50,000                0                 0
          Increase in accounts payable                                                 26,660                0                 0
          Increase in accrued liabilities                                              54,779                0                 0
                                                                                ---------------  ---------------   ---------------

       Net cash provided by (used in)
          operating activities                                                  $    (150,289)   $     (91,472)    $     (26,804)
                                                                                ===============  ===============   ===============




         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business
         ------------------
         Xtreme Webworks ("Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Advertising, Inc. The Company offers services to internet companies, assisting in higher recognition placement with search engines. It also designs and hosts Internet websites, and designs and publishes online and printed newsletters. On May 10, 1998, the Company changed it name to Xtreme Webworks.

         A  summary  of the  Company's  significant  accounting  policies  is as follows:
         -------
         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash
         ----
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000, 1999 and 1998.

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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at December 31, 2000, 1999, and 1998.

         Property and Equipment
         ----------------------
         Property and Equipment is stated at cost. Depreciation is recorded using the straight line method over the following useful life of the assets:
                  Furniture and equipment               7 years
                  Computer equipment and peripherals    3 years

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies (continued)

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

         Non-Marketable Securities
         -------------------------
         The Company holds stock interest in non-marketable securities, primarily in non-public companies controlled or owned by directors or officers of the Company accounted for by the cost method. The method of accounting is evaluated on a periodic basis for appropriateness based on the existing conditions and the Company's ability to exercises control. The Company does not exert significant influence over any of the investments. The Company has no investments that are accounted for by the equity method

         Revenue Recognition
         -------------------
         The Company main business is assisting internet sites improve placement on search engines. These contracts range from one to six months in duration. Revenues are recorded as services are provided. Unearned revenues are recorded as a liability for the portion of the contract outstanding at the end of the period. The Company also hosts web sites or places advertising on the internet for clients. These services require the payment of monthly or quarterly fees by the customers. Revenues are recognized on a monthly basis, as the fees become due or non-refundable to the client. Revenue for web site design and newsletter publishing are recognized as services are performed and accepted by the client and collection of the resulting receivable is reasonably assured.

         Software Development Costs
         --------------------------
         Development of customized websites are primarily marketed for use by clients. The Company expenses these costs as costs of revenues in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company developed or purchased software internet tools. Purchased software was modified and implemented with a minimal "application development stage." These costs were expensed as incurred. Other internet tools were developed while the Company pursued other lines of business. The development time between the "preliminary project stage," (strategic decision making, allocating resources, etc.) and implementation was not tracked but management regarded the time as minimal, less than $1,000 in salary paid. The Company expensed these costs as incurred, as they were indeterminable and deemed immaterial.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies (continued)

         Reclassifications
         -----------------
         Certain amounts in the 1999 and 1998 financial statements have been reclassified to be consistent with the presentation used in 2000.

Note 2.  Stockholders' Equity

         Common stock
         ------------
         The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on December 31, 2000, 3,790,066 shares; December 31, 1999, 1,170,526 shares; and December 31, 1998, 888,951 shares. The Company has not authorized any preferred stock

         On September 6, 2000, the Company's shareholders approved a forward split of its common stock at three and one-half shares for one share of the existing shares. The number of common stock shares outstanding increased from 1,143,519 to 4,002,317. Prior period information has been restated to reflect the stock split

         On May 8, 2000, the Company issued 37,251 shares for services rendered. On November 17, 2000, the Company rescinded the shares after determining the services were not completed properly by the former employee.

         On September 6, the Board of Directors of the Company approved issuance of shares to certain board members and Shogun Investment Group, Ltd, a company related through common ownership and management, for work performed for the Company. A total of 556,460 (split adjusted 1,947,610) shares were issued. The shares are valued at one dollar ($1.00) per share, the sales price of shares to third parties on September 5, 2000. Director compensation and consulting fees to non-directors for the period ended December 31, 2000 totaled $280,000, and $226,460, respectively.

         On September 6, 2000, the Company issued 175,000 shares to an officer of the Company as part of her employment contract. The contract was mutually terminated in November and the shares were returned to the Company on November 17, 2000.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the years ended December 31, 2000, 1999, and 1998 were 2,255,476, 981,498, and 663,478 respectively. As of December 31, 2000 and 1999 and December 31, 1999, the Company had no dilutive potential common shares.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS

Note 3.  Related Party Transactions

         During the year ended December 31, 2000, the Company published an online magazine for World Stock Watch ("WSW"), a related party, and began design work on an internet web site for WSW. A 50% owner of WSW directly owns 3.3% of the Company and controls an entity that owns 18.5% of the Company. Related party revenues and expenses recorded for the year ending December 31, 2000 were $100,180 and $77,662, respectively. Accounts receivable from related parties included in trade receivables is $20,000 at December 31, 2000. This receivable has been allowed for as the related party has suspended operations until market conditions improve.

Note 4.  Going Concern

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek additional investment through stock sales or a private placement to expand operations. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.


Note 5.  Restatement

         Common stock, additional paid in capital, and retained earnings as of December 31, 1998 were restated for issuance of common stock for services provided in prior periods. These issuances were erroneously not recorded in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 16, 2000, Kurt D. Saliger, C.P.A. (the "former accountant") who was previously engaged as the principal accountant to audit the Registrant's financial statements, resigned as principal accountant for Xtreme Webworks (the "Registrant"). The decision to change accountants was approved by the board of directors on October 16, 2000.

     The former accountant's report on the financial statements for the past two years and any interim period (including any time period before his resignation), did not contain any adverse opinions or disclaimers of opinion, nor were they modified regarding audit scope or accounting principles. Neither was there any disagreements, resolved or unresolved, or reportable events with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Upon agreement between the Registrant and the former accountant, the Registrant's 1999 financial statements were revised by the former accountant. This modification will be incorporated in the Registrant's first quarterly report.

         On October 16, 2000, Kyle L. Tingle, C.P.A., located in Henderson, Nevada, was engaged as the principal accountant to audit the Registrant's financial statements.

         The Registrant has provided the former accountant with a copy of the disclosures filed with the Commission. The Registrant requested the former accountant to furnish a letter addressed to the Commission stating whether he agrees with the statements made by the Registrant and, if not, stating the respects in which he does not agree. The letter has been filed as an Exhibit to this report containing this disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

         Our executive officers and directors are as follows:

        Name                                                  Title
---------------------               --------------------------------------------

Shaun Hadley                                         President/Director
Paul Hadley                                          Secretary/Director
Sherri Kresser                                       Treasurer/Director
Jim Burgauer                                         Director
Kip Swan                                             Director
Jeff Bradley                                         Director
Donald C. Bradley                                    Chairman of the Board
Douglas B. Myers                                     Director

General

         Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

Family Relationships

         Shaun and Paul Hadley are husband and wife. Sherri Kresser and Shaun Hadley are sisters. Donald C. Bradley is father of Shaun Hadley, Sherri Kresser, Jeff Bradley and Kip Swan.

         Shaun Hadley, President and Director

     Ms. Shaun Hadley has an extensive financial and banking background. Ms. Hadley's experience in the banking industry began with Security Pacific Bank in 1989. After making significant advances to Staff Manager during her four year employment, Ms. Hadley transferred to U.S. Bank of Nevada, where she served as Corporate Services Officer. Ms. Hadley gained managerial and supervisory skills in the customer services department. Ms. Hadley developed and maintained deposit transaction relationships with banking customers. Ms. Hadley's experience includes employee training, problem-solving for banking clients, acting as a liaison between various banking divisions and subsidiaries to ensure and enforce cash management services and operational flow for banking institutions.

         Paul Hadley, Secretary and Director

         Mr. Paul Hadley currently acquires, designs, develops, and promotes websites. Before building a website promotion company, Mr. Hadley gained over ten years of experience in sales, marketing, and administration as a Sales and Loan Officer at West Coast Capital, and as a Sales Manager at Empire Marketing. Mr. Hadley has completed a variety of coursework at Southern Nevada Community
College, Computer City, Comp USA and New Horizons Learning Center involving Microsoft Word, Excel, Access, Win95, PC hardware and repair, Java, Unix, Adobe Photo Shop, web design, HTML, Corel 6, and Ventura 5.

         Sherri Kresser, Treasurer and Director

         Ms. Sherri Kresser  graduated  from Salt Lake Community  College with a
4.0 GPA. Ms. Kresser acted as medical assistant for OBGYN Associates, where she performed a wide variety of functions, including taking of patient histories, vital signs, medical charting, and scheduling of patient care. Ms. Kresser also assisted physicians with medical procedures and performed multiple office tasks. After providing day care in her home, Ms. Kresser currently is an independent sales representative for Salt Lake City Candle Company, performing scheduling of open houses, bookkeeping, and product deliveries.

         James Burgauer, Director

     Mr. James Burgauer received a Bachelor's Degree in Business Administration at the University of Illinois. Mr. Burgauer continued his education at Illinois State University, where he received his Master's Degree. Mr. Burgauer has extensive marketing and investment knowledge, and is the author of two books - "Do-It-Yourself Investor" and "Do-It-Yourself Investment Analysis".

         Douglas B. Myers, Director

     Mr. Douglas Myers attended the University of Illinois at Urbana-Champaign, where he majored in Computer Science and Engineering. Mr. Myers assisted with the development and implementation of a Point of Sale and a Back Office Accounting system at Ace Hardware. At SuperSoft, Inc., Mr. Myers re-developed computer software products to enhance their programs. Mr. Myers transferred to SubLogic Corporation, where he became Director of Engineering. Mr. Myers developed the Airline Transport Pilot and Flight Light simulation systems, bringing SubLogic to the forefront of the 3-D simulation industry. Currently, Mr. Myers serves and President and Direct of Development for Docu-Management Corporation.

         Kip Swan, Director

     Mr. Kip Swan has over 22 years of experience in the office products industry, including sales and marketing experience. Mr. Swan has served as Account Executive and Distribution Manager for United Stationers, and as Purchasing, Inventory, and Warehouse Manager for Boise Cascade Office Products. His responsibilities included employee supervision, overseeing all functions including accounting, expense budgets, computers, warehouse inventories, and product distribution. Mr. Swan also has 5 years of experience as a 50% Equity Managing Partner in real estate sales, land development, and new construction.

         Jeff W. Bradley, Director

     Mr. Jeff W. Bradley has served as Secretary of ASTIR, Inc. since June of 1998. Mr. Bradley has served as Secretary and Director of Accord Financial Group since May of 1996 and Secretary and Director for Accord Commercial Real Estate since November of 1996. Mr. Bradley has served as Manager of Accord in the sales and investing department for commercial real estate and property. Mr. Bradley has also served as Treasurer and Director of Shogun Investment Group, Ltd. since March 1994. Mr. Bradley is currently a consultant with Shogun and is active in searching for possible merger candidates for companies that have been cleared by the NASD to trade on the OTC-BB market. In the past five years he was instrumental in finding buyers for the following companies: in 1994, Ross Custom Electronics Of Nevada (now American Casinos International, Inc.), OTC BB (ACII); in 1996, Triple "D" Court, Inc. of Wyoming (now Video Stream International), OTC BB (VSTM); in 1997, Perfect Future, Ltd. of Nevada (now Eduverse Accelerated Learning Systems, Inc.), OTC BB (EDUV) and Rhodes Wolters & Associates, Inc. of Nevada (now The Majestic Companies, Inc.), OTC BB (MJXC); in 1998, Capital Placement Specialists, Inc. of Utah (now Converge Global, Inc.), OTC BB (CVRG) and Metro Match, Inc, of Nevada, OTC BB (MTMH); Treasurer of Noble Onie, Inc., a Nevada Corp. (now National Capital Companies), and President of Roller Coaster, Inc., a Nevada Corp. (now San Diego Soccer Development). Mr. Bradley also serves as President and Director of A Gourmet Tour, Inc., a Nevada Corporation, since September of 1998. Mr. Bradley has acquired licensing to operate a tour business in Nevada. Mr. Bradley is also an Officer in the following inactive corporations: Secretary of Accord Investment and Development Group, a Nevada Corp.; Treasurer of Grand Sports International, Ltd., a Nevada Corp.; President of High Desert Land Development, Inc., a Nevada Corp; and Treasurer of Stealth Holding, Inc., a Nevada Corp.

Item 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation of the executive officers of Xtreme Webworks for the fiscal year ended December 31, 2000:

                                     Annual
Name/Title              Year      Salary        Bonus      Common Stock
-----------------------------------------------------------------------
Shaun Hadley,
President/Director   2000      $36,956           -0-        350,000
                     1999      $10,000           -0-          -0-
Paul Hadley,
Secretary/Director   2000      $36,817           -0-        350,000
                     1999      $50,000           -0-          -0-
Jeff Bradley,
Director             2000        -0-             -0-         70,000
                     1999      $   500           -0-          -0-
Kip Swan,
Director             2000        -0-             -0-         70,000
                     1999        -0-             -0-          -0-
James Burgauer,
Director             2000        -0-             -0-         70,000
                     1999        -0-             -0-          -0-
Doug Myers,
Director             2000        -0-             -0-         70,000
                     1999        -0-             -0-          -0-
-----------------------------------------------------------------------

         None  of  the  officers  or  directors  of  the   Registrant   received
compensation for their services during the fiscal year ended December 31, 1998.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth information as of the end of 2000, concerning beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.

         Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.


Title      Name & Address                     Amount of        Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner    Class
------     ---------------       --------     -------------    -------

Common       Shaun Hadley       President/    350,000          9.2%
             4436 Sandcastle     Director
             Las Vegas, NV 89117

Common       Paul Hadley        Secretary/    350,000          9.2%
                                 Director

Common       Jeff Bradley        Director      70,000          1.8%
             1522 Marita Dr.
             Boulder City, NV 89005

Common       Kip Swan            Director      70,000          1.8%
             2967 Branch Dr.
             SLC, UT 84117

Common       Jim Burgauer        Director      70,000          1.8%
             35 Pendelton Way
             Bloomington, IL 61704

Common       All Executive Officers and       910,000         24.0%
              Directors as a Group (5 people)

Common       Kathryn J. Livengood             262,500          6.9%
             1408 W. Shutter St.
             Elreno, OK 73036

Common       Shogun Investment Group, Ltd.    700,000         18.5%
             8100 W. Sahara Ave., Ste. 200
             Las Vegas, NV 89117

         As of December 31, 2000, there were 76 stockholders of record and 4 beneficial owners of the Company's Common Stock.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Xtreme Webworks currently occupies office space under a lease agreement between the Company and Shogun Investment Group, Ltd., of Las Vegas, County of Clark, Nevada. Donald C. Bradley, a co-owner of Shogun Investment Group, is a shareholder of Xtreme Webworks.

         The parties have agreed to allow Xtreme Webworks to accrue rental payments owed to Shogun Investment Group, Ltd. until the Company is in a position to submit all rental payments due.

         World Stock Watch is a primary client of Xtreme Webworks. The co-owner of World Stock Watch, Donald C. Bradley, is a shareholder of Xtreme Webworks.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)         Exhibits and Index of Exhibits.

Exhibit
Number            Description
--------------------------------------------------------------------------------
3.1               Articles of Incorporation of Xtreme Webworks,
                    formerly known as Shogun Advertising, Inc.
                    (Incorporated   by  reference   from  Exhibit  3.1  of  Form
                     10-SB12G/A filed November 7, 2000).

3.2               Bylaws of Xtreme Webworks,
                    formerly known as Shogun Advertising, Inc.
                    (Incorporated   by  reference   from  Exhibit  3.2  of  Form
                     10-SB12G/A filed November 7, 2000).

10.1              Service Agreement.
                    (Incorporated   by  reference  from  Exhibit  10.1  of  Form
                     10-SB12G/A filed November 7, 2000).

10.2              Lease Agreement.

16.1              Letter on Change in Certifying Accountant
                    (Incorporated  by  reference  from  Exhibit 16.1 of Form 8-K filed October 17, 2000).

         (b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on October 17, 2000 regarding a change in the Company's certifying accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Xtreme Webworks
                    ----------------------------------------
                                  (Registrant)

Date:  March 31, 2001                /s/ SHAUN HADLEY
                                         -----------------
                                         SHAUN HADLEY
                                         PRESIDENT


Date:  March 31, 2001                /s/ PAUL HADLEY
                                         -----------------
                                         PAUL HADLEY
                                         SECRETARY


Date:  March 31, 2001                /s/ SHERRI KRESSER
                                         -----------------
                                         SHERRI KRESSER
                                         TREASURER

EXHIBIT 10.2

                                      LEASE


SHOGUN INVESTMENT GROUP, Ltd., of LAS VEGAS County of CLARK, State of Nevada, the lessor hereby remise, release and let toXTREME WEBWORKS, INC., of LAS VEGAS County of CLARK State of Nevada, the lessee executors, administrators and assigns, all those premises situate, lying and being in the CITY of LAS VEGAS County of CLARK State of Nevada, and particularly described as follows, to wit:

              8100 WEST SAHARA, SUITE 200, LAS VEGAS, NEVADA 89117

         The term hereof shall commence on: JANUARY 1, 2000 and continue on a month-to-month basis thereafter, until either party shall terminate the same by giving the other party 30 days written notice delivered by certified mail, provided that lessee agrees not to terminate prior to the expiration of 3 months.

         And the said lessee covenant and agree to pay to said lessor, heirs, executors, administrators and assigns as rental for said premises, the sum of $11,880.00 Dollars payable in sums of $990.00 Dollars per month, monthly in advance, on the 1ST day of each and every month during said term.

         And the said lessee further agrees to deliver up said premises to said lessor at the expiration of said term in as good order and condition as when the same were entered upon by said lessee, reasonable use and wear thereof and damage by the elements excepted, and that neither SHOGUN INVESTMENT GROUP, Ltd., nor XTREME WEBWORKS, INC., legal representatives will let or underlet said premises, or any part thereof without the written consent of said lessor first had and obtained.

         And said lessee further covenant and agree that if said rent above reserved or any part thereof shall be unpaid for 10 days after the same shall become due; or if default be made in any of the covenants herein contained to be kept by said lessee, or if said lessee shall vacate such premises, it shall and may be lawful for said lessor legal representatives or assigns, without notice or legal process, to re-enter and take possession of said premises and every and any part thereof and re-let the same and apply the net proceeds so received upon the amount due under this lease.

         Also that the said lessee will pay all costs and attorney's fees and expenses that shall arise from enforcing the covenants of this lease.

         It is hereby expressly covenanted by the lessee that the rent and charges above reserved shall be a first lien on the furniture, fixtures and personal property of said lessee and the said furniture, fixtures and personal property shall not be removed from said premises until said rent and charges are fully paid.

     ENTIRE AGREEMENT: The foregoing constitutes the entire agreement between the parties and may be modified only by a writing signed by both parties. The following exhibits, if any, have been made a part of this agreement before the parties' execution hereof: EXHIBIT "A".

The undersigned Lessee hereby acknowledges receipt of a copy hereof. Dated:_____

___________________________Lessor           ________________________Lessee
Shogun Investment Group, Ltd.               Xtreme Webworks, Inc.
--------------------------------            ------------------------------
Address                                     Address
--------------------------------            ------------------------------
Phone                                       Phone

                                SEPTEMBER 1, 2000

                                 XTREME WEBWORKS
                                ADDENDUM TO LEASE


Breakdown of leased space as of September 1, 2000:

Executive offices:                  311 sq. ft.
Promotion Dept:                     250 sq. ft.
Lead Generation Dept:               125 sq. ft.
Sales Department:                   428 sq. ft.
Research and Development:           138 sq. ft.
Reception area:                      74 sq. ft.
Conference area:                    100 sq. ft.
Employee Lounge:                     20 sq. ft.


         TOTAL                     1446 sq. ft. = 28.92% of 5000 sq. ft.
                                   =  $1648.44 per month.

Xtreme Webworks has the option to increase rental space on an as needed basis. As space is increased rent will be adjusted and an Exhibit will be attached to reflect additional space rented and adjustment in rental expense.



ACCEPTED:

Lessor:



---------------------------------     --------------------------
Shogun Investment Group, Ltd.         Date

Lessee:



----------------------------------    ---------------------------
Xtreme Webworks Inc.                  Date