Form 10QSB
period 2001-03-31
XTREME WEBWORKS
filed 2001-05-16
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

         At March 31, 2001, there were 3,797,066 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                                 XTREME WEBWORKS

                                   FORM 10-QSB

                                TABLE OF CONTENTS


Contents                                                       Page
-------------------------------------------------------------------

PART I - FINANCIAL INFORMATION ................................  1

Item 1.  Financial Statements .................................  1

 Independent Accountant's Report ..............................  2

 Financial Statements

       Balance Sheets .........................................  3

       Statements of Operations ...............................  4

       Statements of Stockholders' Equity .....................  5

       Statements of Cash Flows ...............................  6

       Notes to Financial Statements ..........................  7-10

Item 2.  Management's Discussion and Analysis ................. 11-14

PART II - OTHER INFORMATION ................................... 15

Item 6.  Exhibits and Reports on Form 8-K ..................... 15

SIGNATURES .................................................... 16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                 XTREME WEBWORKS

                                FINANCIAL REPORT


                                 MARCH 31, 2001
                                DECEMBER 31, 2000
                                DECEMBER 31, 1999
                                   (Unaudited)


                                    Contents



                                                              Page(s)
                                                              -------
 Independent Accountant's Report .............................   2

 Financial Statements

       Balance Sheets ........................................   3

       Statements of Operations ..............................   4

       Statements of Stockholders' Equity ....................   5

       Statements of Cash Flows ..............................   6

       Notes to Financial Statements .........................   7-10

                         Independent Accountant's Report
                         -------------------------------


         To the Board of Directors
         Xtreme Webworks
         Las Vegas, Nevada


         I have reviewed the accompanying balance sheet of Xtreme Webworks as of March 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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


         /s/ KYLT L. TINGLE
         ------------------
             KYLE L. TINGLE
             CERTIFIED PUBLIC ACCOUNTANT


         May 14, 2001
         Henderson, Nevada

                                 XTREME WEBWORKS
                                 BALANCE SHEETS


                                                                       March 31,         December 31,          December 31,
                                                                            2001                 2000                  1999
                                                              ------------------    -----------------     -----------------
                                                                 (unaudited)

                                                                    ASSETS

          CURRENT ASSETS
               Cash                                           $           12,379    $           5,484     $           1,678
               Accounts receivable, net of allowances for
                 doubtful accounts of $20,000, $0 and $0
                 (Note 3)                                                 25,831                4,325                     0
               Officer receivable (Note 1)                               114,234              115,338                94,193
               Notes receivable  (Note 1)                                 32,622               31,326                28,773
               Prepaid assets                                                  0                    0                     0
                                                              ------------------    -----------------     -----------------

                      Total current assets                    $          185,066    $         156,473     $         124,644

          PROPERTY AND EQUIPMENT, NET                         $           15,796    $          17,368     $           2,708
          NON-MARKETABLE SECURITIES                           $           49,100    $          49,100     $          72,330
                                                               -----------------    -----------------     -----------------

                                     Total assets             $          249,962    $         222,941     $         199,682
                                                              ==================    =================     =================

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Notes payable (Note 1)                         $           92,100    $          60,100     $               0
               Accounts payable                                           46,723               26,660                     0
               Unearned revenues (Note 1)                                 99,065               45,733                     0
               Accrued liabilities                                         1,666                9,046                     0
               Subscriptions collected in advance                              0                    0                31,000
                                                              ------------------    -----------------     -----------------

                      Total current liabilities               $          239,554    $         141,539     $          31,000

          STOCKHOLDERS' EQUITY (NOTE 2)
               Common stock: $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               1,170,526 shares at December 31, 1999;                                                     $           1,171
               3,790,066 shares at December 31, 2000;                               $           3,790
               3,797,066 shares at March 31, 2001             $            3,797
               Additional Paid In Capital                              1,086,079            1,079,086               333,264
               Accumulated deficit                                    (1,079,468)          (1,001,474)             (165,753)
                                                              -------------------   ------------------    ------------------

                      Total stockholders' equity              $           10,408    $          81,402     $         168,682
                                                              -------------------   -----------------     -----------------

                                     Total liabilities and
                                     stockholders' equity     $          249,962    $         222,941     $         199,682
                                                              ==================    =================     =================



         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF OPERATIONS


                                                                 For the three months ended               For the years ended
                                                                            March 31,                          December 31,
                                                                       2001             2000              2000             1999
                                                              ------------------------------     ------------------------------
                                                                       (unaudited)


       Revenues (Note 1)                                      $     126,968     $     39,265     $     336,744     $     30,824
       Cost of Revenues                                              85,939           31,528           228,421           61,865
                                                              -------------     ------------     -------------     ------------

                Gross profit (loss)                           $      41,029     $      7,737     $     108,323     $    (31,041)

       Operating, general and administrative expenses
          Payroll and related expenses                        $      67,638     $     37,124     $     210,130     $        500
          Director compensation                                           0                0           280,000                0
          Consulting                                                      0                0           228,855                0
          Other operating expenses                                   51,288           53,150           209,413           59,931
          Depreciation                                                1,572              154             2,946              615
                                                              -------------     ------------     -------------     ------------

              Operating, general and
                administrative expenses                       $     120,498     $     90,428     $     931,344     $     61,046
                                                              -------------     ------------     -------------     ------------

                    Operating (loss)                          $     (79,469)    $    (82,691)    $    (823,021)    $    (92,087)

       Non-operating income (expense)
          Interest income                                     $       2,859     $      2,399     $      10,947     $      9,442
          (Loss) on non-marketable securities                             0                0           (23,230)               0
          Interest expense                                           (1,384)               0              (417)               0
                                                              --------------    ------------     --------------    ------------


                    Net (loss) before income taxes            $     (77,994)   $     (80,292)    $    (835,721)    $    (82,645)

       Federal and state income taxes                         $           0     $          0     $           0     $          0
                                                              -------------     ------------     -------------     ------------

                Net (loss)                                    $     (77,994)    $    (80,292)    $    (835,721)    $    (82,645)
                                                              ==============    =============    ==============    =============


                Net (loss) per share                          $       (0.02)    $      (0.08)    $       (0.37)    $      (0.08)
                                                              =============     ============     =============     ============

                Average Number of Shares
                of Common Stock Outstanding                       3,796,366          981,498         2,255,476          981,498
                                                              =============     ============     =============     ============



         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Common Stock and Capital
                                                                                 In Excess of Par Value
                                                                       -----------------------------------    Accumulated
                                                                              Shares        Amount             (Deficit)
                                                                       ----------------------------------------------------



          Balance at December 31, 1998                                       888,951    $     253,986         $     (83,108)

          Various 1999 dates, issued for cash                                281,575    $      80,449

          Net (Loss), December 31, 1999                                                                             (82,645)
                                                                       -------------    -------------         --------------

          Balance at December 31, 1999                                     1,170,526    $     334,435         $    (165,753)

          January 1, 2000, issued from subscribed                            108,500    $      31,000

          January 1, 2000, issued for services                                62,125    $      17,750

          May 8, 2000, issued for cash                                       184,800    $      52,800

          May 8, 2000, issued for service                                    103,156    $      29,473

          August / September, issued for cash                                425,600    $     121,600

          September 6, 2000, issued for services                           1,947,610    $     556,460

          November 17, 2000, Rescission of stock                            (212,251)   $     (60,642)

          Net (loss), December 31, 2000                                                                            (835,721)
                                                                       -------------    -------------         --------------

          Balance at December 31, 2000                                     3,790,066    $   1,082,876         $  (1,001,474)

          January 9, 2001, issued for stock                                    7,000            7,000

          Net (loss), March 31, 2001                                                                                (77,994)
                                                                       -------------    -------------         --------------

                                                                           3,797,066    $   1,089,876         $  (1,079,468)
                                                                       =============     ============          =============




         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS


                                                                  For the three months ended            For the years ended
                                                                           March 31,                          December 31,
                                                                       2001             2000              2000             1999
                                                              ------------------------------     ------------------------------
                                                                          (unaudited)


Cash Flows From Operating Activities
Reconciliation of net loss to net cash provided by (used in) operating activities

Net loss                                                      $     (77,994)    $     (80,292)   $    (835,721)    $     (82,645)
Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depreciation                                                     1,572               154            2,946               615
     Allowance for doubtful accounts                                      0                 0           20,000                 0
     Loss on write-off of non-marketable securities                       0                 0           23,230                 0
     Stock issued as compensation                                     7,000            17,751          543,041                 0
     Change in assets and liabilities
          (Increase) in accounts receivable                         (21,506)          (12,300)         (34,425)                0
           (Increase) decrease in officers
             and notes receivable                                    (2,851)           (2,399)         (10,899)           (9,442)
          (Increase) in prepaid assets                                    0            (1,500)               0                 0
          Increase in notes payable                                  32,000                 0           60,100                 0
          Increase in accounts payable                               20,063             4,708           26,660                 0
          Increase in accrued liabilities                            45,952             7,379           54,779                 0
                                                              -------------     -------------    -------------     -------------

       Net cash provided by (used in)
          operating activities                                $       4,236     $     (66,499)   $    (150,289)    $     (91,472)


Cash Flows From Investing Activities

       Net borrowings (payments to)
          related parties                                     $       2,659     $      17,400    $      (2,699)    $     (15,866)
       Purchase of equipment                                              0                            (17,606)           (2,930)
                                                              -------------     -------------    --------------    --------------

       Net cash provided by (used in)
          investing activities                                $       2,659     $      17,400    $     (20,305)    $     (18,796)

Cash Flows From Financing Activities

       Issuance of common stock                               $           0     $           0    $     174,400     $      80,450
       Proceeds from subscriptions in advance                             0            51,600                0            31,000
                                                              -------------     -------------    -------------     -------------

       Net cash provided by financing activities              $           0     $      51,600    $     174,400     $     111,450

       Net increase in cash                                   $       6,895     $       2,501    $       3,806     $       1,182
       Cash and cash equivalents
           at beginning of period                             $       5,484     $       1,678    $       1,678     $         496
                                                              -------------     -------------    -------------     -------------

       Cash and cash equivalents
          at end of period                                    $      12,379     $       4,179    $       5,484     $       1,678
                                                              =============     =============    =============     =============




         See Accompanying Notes to Financial Statements

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                   March 31, 2001, December 31, 2000 and 1999

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

         A summary of the Company's significant accounting policies is as follows:
         ----------------------------------------------------------------

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

         Cash
         ----
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2001, December 31, 2000 and 1999.

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

         Property and Equipment
         ----------------------
         Property and Equipment is stated at cost. Depreciation is recorded using the straight line method over the following useful life of the assets:

                  Furniture and equipment               7 years
                  Computer equipment and peripherals    3 years

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                   March 31, 2001, December 31, 2000 and 1999


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

         Non-Marketable Securities
         -------------------------
         The Company holds stock interest in non-marketable securities, primarily in non-public companies controlled or owned by directors or officers of the Company accounted for by the cost method. The method of accounting is evaluated on a periodic basis for appropriateness based on the existing conditions and the Company's ability to exercises control. The Company does not exert significant influence over any of the investments. The Company has no investments that are accounted for by the equity method

         Notes Payable
         -------------
         Notes payable are advances from shareholders or loans from companies controlled or owned by directors or officers of the Company. The notes are unsecured and due on demand by the note holder. The notes bear an interest rate of 10% per annum.

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

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                   March 31, 2001, December 31, 2000 and 1999


Note 1.  Nature of Business and Significant Accounting Policies (continued)

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

         Reclassifications
         -----------------
         Certain amounts in the 1999 and 2000 financial statements have been reclassified to be consistent with the presentation used in 2001.

Note 2.  Stockholders' Equity

         Common stock
         ------------
         The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on March 31, 2001, 3,797,066 shares; December 31, 2000, 3,790,066 shares; and December 31, 1999, 1,170,526 shares. The Company has not authorized any preferred stock

         On September 6, 2000, the Company's shareholders approved a forward split of its common stock at three and one-half shares for one share of the existing shares. The number of common stock shares outstanding increased from 1,143,519 to 4,002,317. Prior period information has been restated to reflect the stock split

         On May 8, 2000, the Company issued 37,251 shares for services rendered. On November 17, 2000, the Company rescinded the shares after determining the services were not completed properly by the former employee.

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

                                 XTREME WEBWORKS
                          Notes to financial statements
                   March 31, 2001, December 31, 2000 and 1999

Note 2.  Stockholders' Equity (continued)

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 were 3,796,366 and 981,498 respectively; for the years ended December 31, 2000 and 1999 were 2,255,476 and 981,498 respectively. As of March 31, 2001, December 31, 2000 and 1999, the Company had no dilutive potential common shares.

Note 3.  Related Party Transactions

         During the year ended December 31, 2000, the Company published an online magazine for World Stock Watch ("WSW"), a related party, and began design work on an internet web site for WSW. A 50% owner of the WSW0 directly owns 3.3% of the Company and controls an entity that owns 18.5% of the Company. Related party revenues and expenses recorded for the year ending December 31, 2000 were $100,180 and $77,662, respectively. Accounts receivable from related parties included in trade receivables is $20,000 at December 31, 2000. This receivable has been allowed for as the related party has suspended operations until market conditions improve.

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

Note 6.  Subsequent Event

         In April 2001, the Company began sales under a Private Placement Memorandum (PPM) dated January 15, 2001. The PPM proposes to raise $1,000,000 through the sale of 500,000 shares of stock. The offering is pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Through May 14, 2001, the Company had sold 12,500 shares of stock for $25,000.

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

NEW PRODUCTS

        During the first quarter of 2001, Xtreme Webworks introduced a new series of promotion products in order to better serve its clients' needs. These new products include:

International services:

Gold Package International (English Pages):

o Xtreme Webworks will create 280 Customized Attraction Pages, which reside on your server.
o The submission of these attraction pages is performed on a daily base to the 200+ foreign search engines.
o Xtreme will submit your site daily to link sites all over the world in the language that you choose.
o A translated text with information about your product or service will be posted to foreign classified ads.
o The success of your campaign will be monitored constantly and posted on the Web.

Gold Package International:

o Xtreme Webworks will create 280 Customized Attraction Pages in foreign languages to include German, Spanish, French or Italian.
o The submission of these attraction pages is performed on a daily base to 200+ foreign engines.

Single Product Line:

o  Creation of 280 Attraction Pages
o  Creation of 140 Attraction Pages
o  Submit Attraction Pages to 14+ major search engines
o  Submit Domain daily to 14+ major search engines w/ Meta Tag Optimization
o  Submit Domain daily to 200-900 + minor search engines
o  Submit Domain to 8000+ link sites
o  Manual submission to open directories (Yahoo, NBCI, Dmoz)
o  Post classified ads.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

         REVENUES. For the three months ended March 31, 2001, revenues were approximately $127,000, an increase of approximately $87,700 or 223%, versus revenues of approximately $39,300 for the three months ended March 31, 2000. The increase in revenues for the 2001 period was due primarily to:
1) changes in the types of products offered by the Company from newsletter publishing to website and web page promotion for clients, 2) an increase in the types of promotion packages offered by the Company resulting in increased tailorization to each client's needs, 3) expansion of the Company's sales, marketing, promotions, research and development, and customer service departments, resulting in increased product cost, and 4) increase in number of clients.

         COST OF REVENUES.  Cost of revenues for the three months ended
March 31, 2001 increased by approximately $54,400, or 139%, from the three months ended March 31, 2000 due primarily to the hiring of additional employees and increase in payroll for the promotions and sales staff to enhance new products offered by the Company.

         GROSS PROFITS. Gross profits for the three months ended March 31, 2001 equaled approximately $41,000 versus approximately $7,700 for the three months ended March 31, 2000. This was due primarily to an increase in revenues due to expansion of the Company's products.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased to approximately $120,500, an increase of $30,100 or 33% for the three months ended March 31, 2001 as compared to approximately $90,400 for the three months ended March 31, 2000. This increase in operating expenses for the three months ended March 31, 2001 occurred primarily due to: 1) an increase in payroll expenses due to the hiring of additional employees for the creation and/or expansion of departments within the Company, including sales, marketing, promotion, and customer service departments, and 2) an increase in production equipment and software expenses to accommodate additional clients.

         NET PROFIT (LOSS). Net loss for the three months ended March 31, 2001 decreased by approximately $3,200 from the comparable period in the prior year as a result of increased revenues in the first quarter of 2001, due primarily to expansion of the Company's products and services.

LIQUIDITY AND CAPITAL RESOURCES

           OVERVIEW. The Company had a positive cash flow from operating activities for the three months ended March 31, 2001 of approximately $4,200 compared to a loss from operating activities of approximately $66,500 for the three months ended March 31, 2000. During the first quarter of 2001, increases in notes payable, accounts payable, and accrued liabilities were offset by increases in accounts receivable and decreases in the amount of stock issued as compensation.

         Management believes that the Company will be able to meet its current and future obligations primarily with internal revenues generated from sales of the Company's various services and products. Sales have increased significantly during the year of 2001 compared to prior periods. In addition, the Company may raise additional capital through the sale of stocks on the Over-the-Counter-Bulletin-Board, and/or other sources of external liquidity, such as procurements of loans from related parties in order to continue expansion.

         In addition, the Company begun a private placement offering pursuant to Rule 506 of Regulation D of the Securities Act on January 15, 2001. As of
March 31, 2001, the Company has not raised additional funds through this private placement.

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis.

           ASSETS AND LIABILITIES. As of March 31, 2001, the Company had assets of approximately $250,000, compared to approximately $222,900 as of March 31, 2000. This was due primarily to an increase of approximately $6,900 in cash, and an increase of approximately $21,500 in accounts receivable.
The Company's current liabilities increased from approximately $141,500 as of March 31, 200 to approximately $239,600 as of March 31, 2001. This was due primarily to an increase in notes payable and accounts payable, and unearned revenues, due to promotions contracts ranging from one to six months to provide increased Internet search engine placements.

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

3.2         Bylaws
              of Xtreme Webworks,
              fka Shogun Advertising, Inc.
              (Incorporated by reference from Exhibit 3.2
               of Form 10SB12G/A filed November 7, 2000).

            Material Contracts

10.1          New Service Agreement
                (Incorporated by reference from Exhibit 10.1
                 of Form 10KSB filed April 3, 2001).

10.2          Lease Agreement (with attached exhibits).
                (Incorporated by reference from Exhibit 10.2
                 of Form 10SB12G/A filed November 7, 2000).

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first quarter of 2001.

                             SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 XTREME WEBWORKS
                                 ---------------
                              (Name of Registrant)



Date:  May 15, 2001                        By:  /s/ Shaun Hadley
                                              -------------------------
                                                    SHAUN HADLEY
                                                    PRESIDENT


Date:  May 15, 2001                        By:  /s/ Paul Hadley
                                              -------------------------
                                                    PAUL HADLEY
                                                    SECRETARY