Form 10QSB
period 2001-06-30
XTREME WEBWORKS
filed 2001-08-06
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

         At June 30, 2001, there were 3,822,066 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                                 XTREME WEBWORKS

                                   FORM 10-QSB

                                TABLE OF CONTENTS


Contents                                                        Page(s)
-----------------------------------------------------------------------

PART I - FINANCIAL INFORMATION .................................  1

Item 1.  Financial Statements ..................................  1

 Independent Accountant's Report ...............................  2

 Financial Statements

       Balance Sheets ..........................................  3

       Statements of Operations ................................  4

       Statements of Stockholders' Equity ......................  5

       Statements of Cash Flows ................................  6

       Notes to Financial Statements ...........................  7-10

Item 2.  Management's Discussion and Analysis ..................  11-15

PART II - OTHER INFORMATION ....................................  16

Item 6.  Exhibits and Reports on Form 8-K ......................  16

SIGNATURES .....................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 XTREME WEBWORKS

                                FINANCIAL REPORT


                                  JUNE 30, 2001
                                   (Reviewed)
                                DECEMBER 31, 2000



                                    Contents




                                                              Page(s)
                                                              -------
 Independent Accountant's Report                                2

 Financial Statements

       Balance Sheets                                           3

       Statements of Operations                                 4

       Statements of Stockholders' Equity                       5

       Statements of Cash Flows                                 6

       Notes to Financial Statements                            7-10

                         Independent Accountant's Report
                         -------------------------------


To the Board of Directors
Xtreme Webworks
Las Vegas, Nevada


     I have reviewed the accompanying balance sheet of Xtreme Webworks as of June 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has net cash flow deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KYLE L. TINGLE
    --------------
    KYLE L. TINGLE
    CERTIFIED PUBLIC ACCOUNTANT
    July 30, 2001

    Henderson, Nevada

                                 XTREME WEBWORKS
                                 BALANCE SHEETS

                                                                                             June 30,          December 31,
                                                                                                 2001                  2000
                                                                                    -----------------     -----------------
                                                                                        (unaudited)

                                                                     ASSETS

          CURRENT ASSETS
               Cash                                                                 $          12,528     $           5,484
               Accounts receivable, net of allowances for
                 doubtful accounts of $20,000, $20,000 (Note 4)                                45,510                 4,325
               Officer receivable (Note 1)                                                    116,591               115,338
               Notes receivable  (Note 1)                                                      43,312                31,326
               Prepaid assets                                                                       0                     0
                                                                                    -----------------     -----------------
                      Total current assets                                          $         217,941     $         156,473

          PROPERTY AND EQUIPMENT, NET                                               $          14,223     $          17,368
          NON-MARKETABLE SECURITIES                                                 $          49,100     $          49,100

                                     Total assets                                   $         281,264     $         222,941
                                                                                    =================     =================

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Notes payable (Note 2)                                               $         121,972     $          60,100
               Accounts payable                                                                25,962                26,660
               Unearned revenues (Note 1)                                                     132,720                45,733
               Accrued liabilities                                                             19,456                 9,046
                                                                                    -----------------     -----------------
                      Total current liabilities                                     $         300,110     $         141,539

          STOCKHOLDERS' EQUITY (NOTE 3)
               Common stock: $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               3,790,066 shares at December 31, 2000;                                                     $           3,790
               3,822,066 shares at June 30, 2001                                    $           3,822
               Additional Paid In Capital                                                   1,136,054             1,079,086
               Accumulated deficit                                                         (1,158,722)           (1,001,474)

                      Total stockholders' equity                                    $         (18,846)    $          81,402
                                                                                    -----------------     -----------------
                                     Total liabilities and
                                     stockholders' equity                           $         281,264     $         222,941
                                                                                    =================     =================


         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF OPERATIONS
                                   (Reviewed)


                                                                   For the three months ended        For the six months ended
                                                                             June 30,                          June 30,
                                                                       2001             2000              2001             2000
                                                              ---------------------------------- -------------------------------

       Revenues (Note 1)                                      $     207,859     $     79,669     $     334,827     $    118,934
       Cost of Revenues                                             126,841           87,609           212,780          119,136
                                                              -------------     -------------    -------------     -------------
                Gross profit (loss)                           $      81,018     $     (7,940)    $     122,047     $       (202)

       Operating, general and administrative expenses
          Payroll and related expenses                        $      54,189     $     58,539     $     121,827     $     74,260
          Consulting                                                  8,652                0             8,652                0
          Other operating expenses                                   90,520           30,053           141,808          104,607
          Depreciation                                                1,573              154             3,145              308
                                                              -------------     -------------    -------------     -------------
              Operating, general and
                administrative expenses                       $     154,934     $     88,746     $     275,432     $    179,175
                                                              -------------     -------------    -------------     -------------
                    Operating (loss)                          $     (73,916)    $    (96,686)    $    (153,385)    $   (179,377)

       Non-operating income (expense)
          Interest income                                     $       2,958     $      1,519     $       5,817     $      3,918
          (Loss) on non-marketable securities                             0          (23,230)                0          (23,230)
          Interest expense                                           (8,296)               0            (9,680)               0
                                                              -------------     -------------    -------------     -------------

                    Net (loss) before income taxes            $     (79,254)    $   (118,397)    $    (157,248)    $   (198,689)

       Federal and state income taxes                         $           0     $          0     $           0     $          0
                                                              -------------     -------------    -------------     -------------
                Net (loss)                                    $     (79,254)    $   (118,397)    $    (157,248)    $   (198,689)
                                                              =============     =============    =============     =============

                Net (loss) per share                          $       (0.02)    $      (0.08)    $       (0.04)    $      (0.14)
                                                              =============     =============    =============     =============
                Average Number of Shares
                of Common Stock Outstanding                       3,810,021        1,508,861         3,800,836        1,425,008
                                                              =============     =============    =============     =============



         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Reviewed)

                                                                           Common Stock and Capital
                                                                             In Excess of Par Value
                                                                           --------------------------           Accumulated
                                                                           Shares             Amount             (Deficit)
                                                                           --------------------------         --------------

          Balance at December 31, 1999                                     1,170,526    $     334,435         $    (165,753)

          January 1, 2000, issued from subscribed                            108,500    $      31,000

          January 1, 2000, issued for services                                62,125    $      17,750

          May 8, 2000, issued for cash                                       184,800    $      52,800

          May 8, 2000, issued for service                                    103,156    $      29,473

          August / September, issued for cash                                425,600    $     121,600

          September 6, 2000, issued for services                           1,947,610    $     556,460

          November 17, 2000, Rescission of stock                            (212,251)   $     (60,642)

          Net (loss), December 31, 2000                                                                            (835,721)
                                                                           ---------    -------------         --------------
          Balance at December 31, 2000                                     3,790,066    $   1,082,876         $  (1,001,474)

          January 9, 2001, issued for services                                 7,000            7,000

          April, 2001, issued for cash                                        12,500           12,500

          May, 2001, issued for cash                                          12,500           12,500

          Net (loss), June 30, 2001                                                                                (157,248)
                                                                           ---------    -------------         --------------
                                                                           3,822,066    $   1,114,876         $  (1,158,722)
                                                                           =========    =============         ==============




         See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                                   (Reveiwed)

                                                                    For the three months ended         For the six months ended
                                                                             June 30,                          June 30,
                                                                      2001             2000            2001             2000
                                                              --------------------------------   --------------------------------
Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in)
   operating activities

Net loss                                                      $     (79,254)    $    (118,397)   $    (157,248)    $    (198,689)
Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Depreciation                                                     1,573               154            3,145               308
     Loss on write-off of non-marketable securities                       0            23,230                0            23,230
     Stock issued as compensation                                         0            29,473            7,000            47,224
     Change in assets and liabilities
          (Increase) in accounts receivable                         (19,679)          (10,250)         (41,185)          (22,550)
          (Increase) decrease in officers
             and notes receivable                                    (2,944)           (1,519)          (5,795)           (3,918)
          Decrease in prepaid assets                                      0             1,500                0                 0
          Increase in notes payable                                  29,872                 0           61,872                 0
          Increase (decrease) in accounts payable                   (20,761)            4,338             (698)            9,046
          Increase in accrued liabilities and
             unearned revenue                                        51,445                 0           97,397             7,379
                                                              --------------    --------------   --------------    --------------
       Net cash provided by (used in)
          operating activities                                $     (39,748)    $     (71,471)   $     (35,512)    $    (137,970)


Cash Flows From Investing Activities

       Net borrowings (payments to)
          related parties                                     $     (10,103)    $      41,161    $      (7,444)    $      58,561
       Purchase of equipment                                              0                 0                0                 0
                                                              --------------    --------------   --------------    --------------
       Net cash provided by (used in)
          investing activities                                $     (10,103)    $      41,161    $      (7,444)    $      58,561

Cash Flows From Financing Activities

       Issuance of common stock                               $      50,000     $      52,800    $      50,000     $      52,800
       Proceeds from subscriptions in advance                             0           (26,600)               0            25,000
                                                              --------------    --------------   --------------    --------------
       Net cash provided by financing activities              $      50,000     $      26,200    $      50,000     $      77,800

       Net increase (decrease) in cash                        $         149     $      (4,110)   $       7,044     $      (1,609)
       Cash and cash equivalents
           at beginning of period                             $      12,379     $       4,179    $       5,484     $       1,678
                                                              --------------    --------------   --------------    --------------
       Cash and cash equivalents
          at end of period                                    $      12,528     $          69    $      12,528     $          69
                                                              ==============    ==============   ==============    ==============



         See Accompanying Notes to Financial Statements..

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001, December 31, 2000

Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business
         ------------------
         Xtreme Webworks ("Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Advertising, Inc. The Company offers services to Internet companies, assisting in higher recognition placement with search engines. It also designs and hosts Internet websites, and designs and publishes online and printed newsletters. On May 10, 1998, the Company changed its name to Xtreme Webworks.

A summary of the Company's significant accounting policies is as follows:
------------------------------------------------------------------------
         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash
         ----
         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2001 and December 31, 2000.

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

         Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at June 30, 2001 and December 31, 2000.

         Property and Equipment
         ----------------------
         Property and Equipment is stated at net of depreciation. Depreciation is recorded using the straight line method over the following useful life of the assets:

                  Furniture and equipment            7 years
                  Computer equipment and peripherals 3 years

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001, December 31, 2000


Note 1.  Nature of Business and Significant Accounting Policies (continued)

         Officer and Notes Receivable
         ----------------------------
         Officer receivables represent advances to directors or officers of the Company. Compensation to the officers is expensed as services are performed. The receivables bear an interest rate of 10% per annum.

         Notes receivable represents the net loans to companies controlled or owned by directors or officers of the Company. The notes are unsecured and due on demand by the Company. The notes bear an interest rate of 10% per annum.

         Non-Marketable Securities
         -------------------------
         The Company holds stock interest in non-marketable securities, primarily in non-public companies controlled or owned by directors or officers of the Company accounted for by the cost method. The method of accounting is evaluated on a periodic basis for appropriateness based on the existing conditions and the Company's ability to exercises control. The Company does not exert significant influence over any of the investments. The Company has no investments that are accounted for by the equity method

         Revenue Recognition
         -------------------
         The Company's main business is assisting Internet sites improve placement on search engines. These contracts range from one to six months in duration. Revenues are recorded as services are provided. Unearned revenues are recorded as a liability for the portion of the contract outstanding at the end of the period. The Company also hosts web sites or places advertising on the Internet for clients. These services require the payment of monthly or quarterly fees by the customers. Revenues are recognized on a monthly basis, as the fees become due or non-refundable to the client. Revenues for web site design and newsletter publishing are recognized as services are performed and accepted by the client and collection of the resulting receivable is reasonably assured.

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

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001, December 31, 2000


Note 1.  Nature of Business and Significant Accounting Policies (continued)

         Reclassifications
         -----------------
         Certain amounts in the 1999 and 2000 financial statements have been reclassified to be consistent with the presentation used in 2001.

Note 2.  Notes Payable

         The Company has unsecured notes payable to shareholders of the Company and a company controlled or owned by directors or officers of the Company.

         Note payable, unsecured, 18% interest,
         due on demand, to a shareholder of the Company                         $          52,872    $           50,000

         Note payable, unsecured, 28.99% interest,
         due on demand, to a shareholder of the Company                                    15,000                     -

         Note payable, unsecured, 24.98% interest,
         due on demand, to a shareholder of the Company                                     7,000                     -

         Note payable, unsecured, 22.99% interest,
         due on demand, to a shareholder of the Company                                     5,000                     -

         Notes payable, unsecured, 10% interest, due on
         demand to a company controlled or owned by
         directors or officers of the Company                                              32,100                10,100
                                                                                -----------------    ------------------
         Totals                                                                 $        $121,972    $           60,100
                                                                                =================    ==================

Note 3.  Stockholders' Equity

         Common stock
         ------------
         The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on June 30, 2001, 3,822,066 shares and December 31, 2000, 3,790,066 shares. The Company has not authorized any preferred stock

         Net loss per common share
         -------------------------
         Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001, December 31, 2000


Note 3.  Stockholders' Equity (continued)

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended June 30, 2001 and 2000 were 3,810,021 and 1,508,861 respectively; for the six months ended June 30, 2001 and 2000 were 3,800,836 and 1,425,008 respectively. As of June 30, 2001 and December 31, 2000 the Company had no dilutive potential common shares.

         Private Placement Memorandum
         ----------------------------
         In April 2001, the Company began sales under a Private Placement Memorandum (PPM) dated January 15, 2001. The PPM proposes to raise $1,000,000 through the sale of 500,000 shares of stock. The offering is pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Through July 30, 2001, the Company had sold 25,000 shares of stock for $50,000.

         NASD Listing
         ------------
         The Company filed disclosure and information statements pursuant to NASD Manual Rule 6740 and Rule 15c2-11 of the Securities Exchange Act of 1934 with the National Association of Security Dealers. Effective May 14, 2001, the Company was granted the symbol XWEB for quotation on the Over-The-Counter Bulletin Board (OTCBB).

Note 4.  Related Party Transactions

         During the year ended December 31, 2000, the Company published an online magazine for World Stock Watch ("WSW"), a related party, and began design work on an Internet web site for WSW. A 50% owner of the WSW directly owns 3.3% of the Company and controls an entity that owns 18.5% of the Company. Related party revenues and expenses recorded for the year ending December 31, 2000 were $100,180 and $77,662, respectively. Accounts receivable from related parties included in trade receivables is $20,000 at December 31, 2000. This receivable has been allowed for as the related party has suspended operations until market conditions improve.

Note 5.  Going Concern

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek additional investment through stock sales and the private placement described in Note 3 to expand operations. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

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

GENERAL OVERVIEW

        Xtreme Webworks (the "Company") provides website promotion management to businesses of all sizes to increase and multiply their presence on the Internet.

        On May 14, 2001, the National Association of Securities Dealers (NASD) granted clearance for Xtreme Webworks to be listed on the NASD Over-The-Counter-Bulletin-Board (NASD OTCBB) under the symbol "XWEB".

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

         REVENUES.  Revenues increased for the three and six months ended
June 30, 2001 by approximately $128,200 or 161% and $215,900 or 182%, respectively, over the same periods of the prior year. This increase during the 2001 periods was due primarily to an increased variety of search engine placement products and services offered by the Company. Pricing for the Company's advanced products and services increased accordingly, and the number of clients increased, resulting in increased revenues during 2001.

         COST OF REVENUES.  Cost of revenues for the three months ended
June 30, 2001 increased by approximately $39,200 to $126,841 compared to the same period of the prior year. Cost of revenues for the six months ended June 30, 2001 increased by $93,640 to $212,780. Cost of revenues as a percentage of revenues for the three and six months ended June 30, 2001 were 61.0% and 63.5%, respectively compared to 110.0% and 100.2%, respectively, in 2000. The absolute dollar increase in cost of revenues was due primarily to the hiring of additional employees and increases in payroll for the promotions and sales personnel. The decrease of cost of revenues as a percentage of revenues was due mainly to increases in revenues, product prices, and number of clients.

         GROSS PROFITS. Gross profits for the three and six months ended June 30, 2001 were $81,000 and $122,000, respectively. For the three and six months ended June 30, 2000, gross losses were $7,900 and $202, respectively. The gross profit percentage was 39.0% for the three months ended June 30, 2001, and 36.5% for the six months ended June 30, 2001. For the three and six months ended June 30, 2000, the gross (loss) percentages were (10.0)% and (0.2)%, respectively. The Company made gross profits during the 2001 periods, as opposed to losses during the 2000 periods, primarily due to increased revenues from expansion of the Company's products and reduction in the percentage of cost of revenues as a percentage of revenues.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2001, operating, general and administrative expenses increased by $66,190 compared to the same period of the prior year. As a percentage of revenues, operating, general and administrative expenses decreased from 111.4% in 2000 to 74.5% in 2001. For the six months ended June 30, 2001, operating, general and administrative expenses increased by $96,260 compared to the same period of the prior year. For the six-month period, the operating, general and administrative expenses as a percentage of revenues decreased from 150.7% in 2000 to 82.3% in 2001.

         The overall increase in operating, general and administrative expenses during the 2001 periods was due primarily to: 1) an increase in payroll expenses due to the hiring of additional employees for the creation and/or expansion of departments within the Company, including sales, marketing, promotion, and customer service departments, and 2) an increase in production equipment and software expenses to accommodate additional clients. The decrease in operating, general and administrative expenses as a percentage of revenues during 2001 was due mainly to increased revenues resulting from a higher variety of products offered by the Company.

         NET PROFIT (LOSS). For the three months ended June 30, 2001, net loss decreased by 33.1% to $79,250 compared to a net loss of $118,400 in 2000. For the six months ended June 30, 2001, net loss decreased by 20.9% to $157,250 compared to a net loss of $198,690 in 2000. This decrease in net losses during the 2001 periods occurred as a result of increased revenues, a decrease in loss on non-marketable securities, and a decrease in operating losses.

LIQUIDITY AND CAPITAL RESOURCES

           OVERVIEW. The Company had a net loss in cash flow from operating activities for the three and six months ended June 30, 2001 of approximately $79,250 and $157,250 respectively, compared to a loss from operating activities of approximately $118,400 and $198,690 for the three and six months ended June 30, 2000, respectively. The decrease of net loss in cash flow during the 2001 periods was due primarily to a decrease in losses on write-offs of non-marketable securities and a decrease in stock issued as compensation and accounts payable. This decrease in 2001 was offset by an increase in accrued liabilities and unearned revenue, as compared to the comparable periods in 2000.

          Management believes that the Company will be able to meet its current and future obligations primarily with internal revenues generated from sales of the Company's various services and products. Sales have more than doubled during the second quarter and six months ended June 30, 2001 compared to the comparable periods in 2000. In addition, the Company may raise additional capital through the sale of stocks on the Over-the-Counter-Bulletin-Board, and/or other sources of external liquidity, such as procurements of loans from related parties in order to continue expansion.

         In addition, the Company has rasied $50,000 through a private placement offering pursuant to Rule 506 of Regulation D of the Securities Act (started on January 15, 2001.)

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis.

         ASSETS AND LIABILITIES. As of the six months ended June 30, 2001, the Company had assets of $281,264, compared to $222,941 as of December 31, 2000. The increase of assets in 2001 was due primarily to an increase in accounts receivable, notes receivable, and cash. The Company's current liabilities increased by approximately $158,570 during the six months ended June 30, 2001 compared to the end of 2000. This increase was due mainly to an increase in notes payable, unearned revenues, and accrued liabilities as a result of the range in contract performance times from one to six months to provide services to clients.

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

3.2         Bylaws
              of Xtreme Webworks,
              fka Shogun Advertising, Inc.
              (Incorporated by reference from Exhibit 3.2
               of Form 10SB12G/A filed November 7, 2000).

10.1        Service Agreement
                (Incorporated by reference from Exhibit 10.1
                 of Form 10KSB filed April 3, 2001).

10.2        Lease Agreement (with attached exhibits).
                (Incorporated by reference from Exhibit 10.2
                 of Form 10SB12G/A filed November 7, 2000).

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first or second quarters of 2001.

                             SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 XTREME WEBWORKS
                                 ---------------
                              (Name of Registrant)



Date:  August 6, 2001                       By:  /s/ SHAUN HADLEY
                                               -------------------------
                                                     SHAUN HADLEY
                                                     PRESIDENT


Date:  August 6, 2001                       By:  /s/ Paul Hadley
                                               -------------------------
                                                     PAUL HADLEY
                                                     SECRETARY