Form 10QSB
period 2001-09-30
XTREME WEBWORKS
filed 2001-11-20
CIK 1114908

                                    xtremew10qsb

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001.

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                        COMMISSION FILE NUMBER: 333 30914

                                 XTREME WEBWORKS
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       88 0394012
----------------------------------------            --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  8100 West Sahara, Suite 200
      Las Vegas, Nevada                                   89117
----------------------------------------            --------------------
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


State the number of shares outstanding of each of the issuer classes of common equity, as of the latest practicable date:

         At September 30, 2001, there were 3,872,066 shares issued and outstanding of the Registrants Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                                 XTREME WEBWORKS

                                   FORM 10 QSB

                                TABLE OF CONTENTS


Contents                                                        Page(s)
-----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION .................................  1

Item 1.  Financial Statements ..................................  1

 Independent Accountants Report  ...............................  2

 Financial Statements

       Balance Sheets ..........................................  3

       Statements of Operations ................................  4

       Statements of Stockholders  Equity ......................  5

       Statements of Cash Flows ................................  6

       Notes to Financial Statements ...........................  7 10

Item 2.  Managements Discussion and Analysis ..................  11 15

PART II   OTHER INFORMATION ....................................  16

Item 6.  Exhibits and Reports on Form 8K  ......................  16

SIGNATURES .....................................................  17

                         PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 XTREME WEBWORKS

                                FINANCIAL REPORT


                                  September 30, 2001
                                   (Reviewed)
                                   DECEMBER 31, 2000



                                    Contents




                                                              Page(s)
                                                              -------
 Independent Accountants Report                                2

 Financial Statements

       Balance Sheets                                           3

       Statements of Operations                                 4

       Statements of Stockholders Equity                        5

       Statements of Cash Flows                                 6

       Notes to Financial Statements                            7 10

                         Independent Accountants Report
                         -------------------------------


To the Board of Directors
Xtreme Webworks
Las Vegas, Nevada


     I have reviewed the accompanying balance sheet of Xtreme Webworks as of September 30, 2001 and the related statements of operations, stockholders equity, and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the Companys management.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has net cash flow deficiency. This raises substantial doubt about its ability to continue as a going concern. Managements plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KYLE L. TINGLE
    --------------
    KYLE L. TINGLE, CPA, LLC

    November 13, 2001

    Henderson, Nevada

                                 XTREME WEBWORKS
                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                          2001       2000
                                                      -----------  -----------
                                                       (Reviewed)
   ASSETS
CURRENT ASSETS
   Cash                                                  $1,908     $5,484
   Accounts receivable, net of allowances
   for doubtful accounts of $20,000, (Note 4)            78,382      4,325
   Officer receivable (Note 1)                          118,910    115,338
   Notes receivable  (Note 1)                            47,164     31,326
   Prepaid assets                                          0          0
                                                         --------- --------
      Total current assets                              $246,364   $156,473

PROPERTY AND EQUIPMENT, NET                              $13,967    $17,368
NONMARKETABLE SECURITIES (Note 1)                        $49,100    $49,100

 Total assets                                            $309,431  $222,941
                                                         ========  ========

LIABILITIES AND STOCKHOLDERS EQUITY
   CURRENT LIABILITIES
   Notes payable (Note 2)                                $110,586   $60,100
   Accounts payable                                        29,882    26,660
   Unearned revenues (Note 1)                             175,291    45,733
   Accrued liabilities                                     36,354     9,046
                                                         ---------  --------
  Total current liabilities                              $352,113  $141,539

STOCKHOLDERS EQUITY (DEFICIT) (Note 3)
   Common stock: $.001 par value;
   authorized 50,000,000 shares;
   issued and outstanding
   3,790,066 shares at December 31, 2000;                            $3,790
   3,872,066 shares at September 30, 2001                $3,872
   Additional Paid In Capital                         1,188,875   1,079,086
   Accumulated deficit                               (1,235,429) (1,001,474)
                                                      ---------- -----------
  Total stockholders equity (deficit)                  $(46,682)    $81,402
                                                      ----------  ----------
  Total liabilities and
  stockholders equity                                   $309,431    $222,941
                                                      ==========  ==========


 See Accompanying Notes to Financial Statements.

                XTREME WEBWORKS
           STATEMENTS OF OPERATIONS
                  (Reviewed)


                                            For the three        For the three
                                            months ended         months ended
                                            September 30,        September 30,
                                            2001      2000      2001        2000
                                            -------------------------------

Revenues (Note 1)                       $168,138    $102,050   $502,966   $220,984
Cost of Revenues                         119,407      39,191    332,310    158,328
                                        ---------    --------  ---------  ---------
Gross profit (loss)                      $48,731     $62,859  $170,656     $62,656

Operating, general and administrative
expenses Payroll and related expenses    $52,804     $63,922   $174,631   $155,794
Director compensation                        0       330,000        0      330,000
Consulting                                 5,120     226,460     13,772    226,460
Other operating expenses                  61,574      34,939    203,260    121,933
Depreciation                               1,671       1,621      4,816      1,929
                                         -------     --------  --------    -------
Operating, general and
administrative expenses                 $121,169    $656,942    $396,479  $836,116
                                         -------     -------    --------  --------
  Operating (loss)                      $(72,438)  $(594,083)  $(225,823)$(773,460)

Non-operating income (expense)
Interest income                           $3,109      $3,680      $8,926    $7,598
(Loss) on nonmarketable securities         0            0            0     (23,230)
Interest expense                          (7,378)       0        (17,058)     0
                                         --------    --------    --------  --------

Net (loss) before income taxes          $(76,707)  $(590,403)  $(233,955)$(789,092)

Federal and state income taxes              $0         $0           $0       $0
                                         --------  ---------    --------     ------
Net (loss)                              $(76,707)  $(590,403)  $(233,955)$(789,092)
                                         ========  ==========  ========== =========

Net (loss) per share                    $  (0.02)  $   (0.42)  $   (0.06)  $ (1.07)
                                        =========  ==========  ==========  ========
Average Number of Shares
of Common Stock Outstanding             3,823,153   1,390,156   3,810,876  737,207
                                        =========   =========   ========= =========



See Accompanying Notes to Financial Statements.

                      XTREME WEBWORKS
         STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                          (Reviewed)

Common Stock and Capital In Excess of Par Value
--------------------------
                                         Accumulated
                                             Shares       Amount      (Deficit)


Balance at December 31, 1999               1,170,526    $334,435      $(165,753)

January 1, 2000, issued from subscribed      108,500     $31,000

January 1, 2000, issued for services          62,125     $17,750

May 8, 2000, issued for cash                 184,800     $52,800

May 8, 2000, issued for service              103,156     $29,473

August  September, issued for cash           425,600    $121,600

September 6, 2000, issued for services     1,947,610    $556,460

November 17, 2000, Rescission of stock      (212,251)   $(60,642)

Net (loss), December 31, 2000                                           (835,721)
                                            ---------   ---------    -----------
Balance at December 31, 2000               3,790,066   $1,082,876    $(1,001,474)

January 9, 2001, issued for services           7,000        7,000

April, 2001, issued for cash                  12,500       25,000

May, 2001, issued for cash                    12,500       25,000

September, conversion of note
payable                                       50,000       52,871

Net (loss), September 30, 2001                                         (233,955)
                                            ---------    --------    ------------
                                           3,872,066    $1,192,747   $(1,235,429)
                                           =========    ==========   ============




See Accompanying Notes to Financial Statements.

                                 XTREME WEBWORKS
                            STATEMENTS OF CASH FLOWS
                                   (Reveiwed)

                                        For the three         For the three
                                        months ended           months ended
                                       September 30,           September 30,
                                      2001       2000         2001      2000
                                      ----------------        ----------------
Cash Flows From Operating Activities
Reconciliation of net loss to net
cash
(used in) operating activities

Net (loss)                           $(76,707) $(590,403)    $(233,955)  $(789,092)
Adjustments to reconcile net (loss)
to cash
(used in) operating activities:
Depreciation                            1,671      1,621         4,816       1,929
Loss on writeoff of non marketable
securities                               0           0              0       23,230
Stock issued as compensation             0       556,460         7,000     603,683
Change in assets and liabilities
(Increase) decrease in accounts
receivable                            (32,871)       375       (74,057)    (22,175)
(Increase) in officers
and notes receivable                   (3,109)    (3,674)       (8,904)     (7,591)
Decrease in prepaid assets               0           0             0           0
Increase in notes payable              41,485        0          103,358        0
Increase in accounts
payable                                 3,920      6,999          3,222     16,045
Increase in accrued liabilities and
unearned revenue                       59,469        0          156,866       7,379
                                       ------    -------       --------    --------
Net cash (used in)
operating activities                  $(6,142)  $(28,622)      $(41,654)  $(166,592)


Cash Flows From Investing
Activities

Net borrowings (payments to)
related parties                     $(3,062)  $(44,210)       $ (10,506)     $14,351
Purchase of equipment                (1,416)   (17,606)          (1,416)     (17,606)
                                     -------    -------        ---------    --------
Net cash provided by (used in)
investing activities                $(4,478)   $(61,816)        $(11,922)     $(3,255)

Cash Flows From Financing
Activities

Issuance of common stock             $  0     $ 121,600        $50,000      $174,400
Proceeds from subscriptions in
advance                                 0       (25,000)           0            0
                                    --------    --------        --------    --------
Net cash provided by financing
activities                           $  0       $96,600         $50,000     $174,400

Net increase (decrease) in cash    $ (10,620)    $   69         $(3,576)     $ 4,553
Cash and cash equivalents
at beginning of period               $12,528     $4,179          $5,484       $1,678
                                     -------    -------         -------      --------
Cash and cash equivalents
at end of period                     $ 1,908    $ 6,231         $ 1,908      $ 6,231
                                     =======     =======        =======      ========

Supplemental disclosure of cash
flow information:

Cash paid during period for
interest                             $ 2,425   $    0           $ 2,425      $   0

Conversion of note payable for
50,000 shares common                 $52,871        0           $52,871          0


See Accompanying Notes to Financial Statements.

                     XTREME WEBWORKS
             NOTES TO FINANCIAL STATEMENTS
            September 30, 2001, December 31, 2000

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

A summary of the Companys significant accounting policies is as follows:
-----------------------------------------------------------------
Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2001 and December 31, 2000.

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

Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at September 30, 2001 and December 31, 2000.

Property and Equipment
----------------------
Property and Equipment is stated at net of depreciation. Depreciation is recorded using the straight line method over the following useful life of the assets:
Furniture and equipment              7 years
Computer equipment and peripherals   3 years

                                 XTREME WEBWORKS
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 2001, December 31, 2000


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

Non-Marketable Securities
-------------------------
The Company holds stock interest in non marketable securities, primarily in nonpublic companies controlled or owned by directors or officers of the Company accounted for by the cost method. The method of accounting is evaluated on a periodic basis for appropriateness based on the existing conditions and the Companys ability to exercises control. The Company does not exert significant influence over any of the investments. The Company has no investments that are accounted for by the equity method.

Revenue Recognition
-------------------
The Companys main business is assisting Internet sites improve placement on search engines. These contracts range from one to six months in duration. Revenues are recorded as services are provided. Unearned revenues are recorded as a liability for the portion of the contract outstanding at the end of the period. The company also offers additional services based on pass through "clicks" to client web sites. These revenues are recognized as "clicks" are provided. Unrearned revenues are recorded as a liability for the portion of the contact outstanding at the end of the period.

The Company also hosts web sites or places advertising on the Internet for clients. These services require the payment of monthly or quarterly fees by the customers. Revenues are recognized on a monthly basis, as the fees become due or nonrefundable to the client. Revenues for web site design and newsletter publishing are recognized as services are performed and accepted by the client and collection of the resulting receivable is reasonably assured.

Software Development Costs
--------------------------
Development of customized websites are primarily marketed for use by clients. The Company expenses these costs as costs of revenues in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98 1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98 1"). SOP 98 1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company developed or purchased software Internet tools. Purchased software was modified and implemented with a minimal "application development stage." These costs were expensed as incurred. Other Internet tools were developed while the Company pursued other lines of business. The development time between the "preliminary project stage," (strategic decision making, allocating resources, etc.) and implementation was not tracked but management regarded the time as minimal, less than $1,000 in salary paid. The Company expensed these costs as incurred, as they were indeterminable and deemed immaterial.

                       XTREME WEBWORKS
               NOTES TO FINANCIAL STATEMENTS
             September 30, 2001, December 31, 2000


Note 1.  Nature of Business and Significant Accounting Policies
(continued)

Reclassifications
-----------------
Certain amounts in the 2000 financial statements have been reclassified to be consistent with the presentation used in 2001.

Note 2.  Notes Payable

The Company has unsecured notes payable to shareholders of the Company and a company controlled or owned by directors or officers of the Company.

                                               Sept. 30,    Dec. 31,
                                                   2001        2000

Note payable, unsecured, 18% interest,
due on demand, to a shareholder of the Company     $ 0        $50,000
converted to common stock September 28, 2001

Note payable, unsecured, 8% interest,
due on demand, to a shareholder of the Company      36,061        0

Note payable, unsecured, 10% interest,
due on demand, to a Company controlled
or owned by directors or officers
of the company                                      32,100     10,100
                                                    -------    ------
Shareholder notes payable, unsecured                68,161     60,100


Notes payable, payable in monthly
installments of $10,000 through
October, 2001, including interest
guaranteed by officers and
directors of the company with free
trading common shares of stock
placed in escrow                                    17,425         0

Note payable, payable in September 2001
including interest, guaranteed by officers
directors of the company
with free trading common shares of
stock placed in escrow                              25,000         0
                                                    -------    -------
Total notes payable, secured and
unsecured                                         $110,586     $60,100
                                                 ==========    ========

The company defaulted on the npotes payable due in September and October of 2001. Shares of common stock constructively held by officers and directors of the company were transferred to the note holder in satisfaction of the notes.

Note 3.  Stockholders Equity

Common stock
------------
The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on September 30, 2001, 3,872,066 shares and December 31, 2000, 3,790,066 shares. The Company has not authorized any preferred stock.

Net loss per common share
-------------------------
Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

                           XTREME WEBWORKS
                     NOTES TO FINANCIAL STATEMENTS
                   September 30, 2001, December 31, 2000


Note 3.  Stockholders Equity (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended September 30, 2001 and 2000 were 3,823,153 and 1,390,156 respectively; for the nine months ended September 30, 2001 and 2000 were 3,810,876 and 737,207 respectively.
As of September 30, 2001 and December 31, 2000 the Company had no dilutive potential common shares.

Private Placement Memorandum
----------------------------
In April 2001, the Company began sales under a Private Placement
Memorandum (PPM) dated January 15, 2001. The PPM proposes to raise $1,000,000 through the sale of 500,000 shares of stock. The offering is pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Through November 13, 2001, the Company had sold 25,000 shares of stock for $50,000.

NASD Listing
------------
The Company filed disclosure and information statements pursuant to NASD Manual Rule 6740 and Rule 15c211 of the Securities Exchange Act of 1934 with the National Association of Security Dealers. Effective May 14, 2001, the Company was granted the symbol XWEB for quotation on the Over The Counter Bulletin Board (OTCBB).

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

Note 5.  Going Concern

The Companys financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek additional investment through stock sales and the private placement described in Note 3 to expand operations. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.


Xtreme Webworks (the "Company") provides website promotion management to businesses of all sizes to increase and multiply their presence on the Internet.

On May 14, 2001, the National Association of Securities Dealers (NASD) granted clearance for Xtreme Webworks to be listed on the NASD
Over The Counter Bulletin Board (NASD OTCBB) under the symbol "XWEB".

The Promotion Program

Xtreme Webworks has developed proprietary software, and deploys this software in conjunction with various commercial software packages to simulate Internet traffic to client websites. Web users find the Xtreme Webworks client through the use of search engines. The software and possesses position client companies in the upper tiers of major search engines thereby exposing them to larger numbers of potential vistors.


Xtreme Webworks provides website promotion for its clients by providing the following services:

Gold Package:

o Xtreme Webworks creates and maintains 280 customized Attraction
Pages which are based on 20 keywords pharses, which are on your server.
o We submit all of the pages daily to the 14 plus major search engines and 200 to 900 plus minor search engines.
o Submit each client site and the attraction pages daily to link sites to increase the site statute.
o Manual submissions to directories like NBCI, yahoo and DMOZx and are performed and or updated for your domain.
o To increase exposure for your product or services, we post a classified advertisment to numerous sites.
o (Link Exchange Program).
o Posts a block ad on hundreds of  advertising  sites on the  Internet.
o Changes  and updates  each  clients attraction  pages  regularly.
o Optional service: Submits to foreign Internet search engines at the clients request.

Platinum Package:

o Xtreme Webworks creates a Domain Name that is related to your site and or products.
o This URL will be placed on Xtreme Webworks server where the dynamic pages are being created to serve the purpose of delivering these pages to the search engines.
o All traffic that is generated from this URL will be redirected to your Domain instantaneously and is not viewed by the searcher.

VIP Program: (Vistor Improvement Program). This program is designed to deliver a specific number of targeted vistors to a clients website over aspecified priod of time. The client defines the keywords or phrases that best describe the product or service and by acting as a broker with the Pay per click engines Xtreme Webworks buys traffic on behalf of the client.

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED September 30, 2001 AND 2000.

         REVENUES. Revenues increased for the three and nine months ended September 30, 2001 by approximately $66,100 or 65% and $282,900 or 128%, respectively, over the same periods of the prior year. This increase during the 2001 periods was due primarily to an increased variety of search engine placement products and services offered by the Company. Pricing for the Companys advanced products and services increased accordingly, and the number of clients increased, resulting in increased revenues during 2001.

         COST OF REVENUES. Cost of revenues for the three months ended September 30, 2001 increased by approximately $80,200 to $119,400 compared to the same period of the prior year. Cost of revenues for the nine months ended September 30, 2001 increased by $93,640 to $212,780. Cost of revenues as a percentage of revenues for the three and nine months ended
September 30, 2001 were 71.0% and 66.1%, respectively compared to 38.4% and 71.6%, respectively, in 2000. The absolute dollar increase in cost of revenues was due primarily to the hiring of additional employees and increases in payroll for the promotions and sales personnel. The decrease of cost of revenues as a percentage of revenues was due mainly to increases in revenues, product prices, and number of clients.

         GROSS PROFITS. Gross profits for the three and six months ended September 30, 2001 were $48,700 and $170,700, respectively. For the three and nine months ended September 30, 2000, gross losses were $62,900 and $62,600, respectively.
The gross profit percentage was 29.0% for the three months ended September 30, 2001, and 33.9% for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2000, the gross (profit) percentages were 61.6.0% and 28.4%, respectively. The gross profits varied greatly in 2000 as the company was establishing a new product mix resulting in more stable gross margins in 2001.

  OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2001, operating, general and administrative expenses decreased by $536,000 compared to the same period of the prior year.
As a percentage of revenues, operating, general and administrative expenses decreased from 644% in 2000 to 72.1% in 2001. For the nine months ended September 30, 2001, operating, general and administrative expenses decreased by $439,600 compared to the same period of the prior year. For the nine month period, the operating, general and administrative expenses as a percentage of revenues decreased from 378.3% in 2000 to 78.8% in 2001.

The overall increase in operating, general and administrative expenses during the 2001 periods was due primarily to stock compensation to directors, offices and outside consultants to the company.

This was off set by
1. An increase in payroll expenses due to hiring of additional employees for the creation and or expansion of departments within the company, including sales, marketing, promotion, and customer service departments.
2. An increase in production equipment and software expenses to accomodate additional clients. The decrease in operating, general and administrative expenses as a percentageof revenues during 2001 was due mainly to stock compensation and a greater variety and acceptence of products offered by the company. Increased revenues resulting from a higher variety of products offered by the company.

         NET PROFIT (LOSS). For the three months ended September 30, 2001, net loss decreased by 86.5% to $76,700 compared to a net loss of
$590,400 in 2000. For the nine months ended September 30, 2001, net loss decreased by 70.4% to $234,000 compared to a net loss of $789,100 in 2000. This decrease in net losses during the 2001 periods occurred as a result of increased revenues, a decrease in loss on nonmarketable securities.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW. The Company had a net loss in cash flow from operating activities for the three and nine months ended September 30, 2001 of approximately $6,100 and $41,700 respectively, compared to a loss from operating activities of approximately $28,600 and $166,600 for the three and nine months ended September 30, 2000, respectively.

The decrease of net loss in cash flow during the 2001 periods was due primarily to a decrease in losses on writeoffs of non marketable securities and a decrease in stock issued as compensation and accounts payable. This decrease in 2001 was offset by an increase in accrued liabilities and unearned revenue, as compared to the comparable periods in 2000.

     Management believes that the Company will be able to meet its current and future obligations primarily with internal revenues generated from sales of the Companys various services and products. Sales have not increased as anticipated during the latter part of the third quarter as a direct result of the slumping economy and the events of September 11 th 2001.
It is the opinion of management that this is a temporary repositioning based on external factors and not as a result of Regulation D of the Securities Act (Stated on January 15, 2001.)



   The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as needed basis.

         ASSETS AND  LIABILITIES. As of the nine months ended September
30, 2001, the Company had assets of $309,431, compared to $222,941 as of December 31, 2000. The increase of assets in 2001 was due primarily to an increase in accounts receivable, notes receivable, and cash. The Companys current liabilities increased by approximately $210,574 during the nine months ended September 30, 2001 compared to the end of 2000.
This increase was due mainly to an increase in notes payable, unearned revenues, and accrued liabilities as a result of the range in contract performance times from one to twelve months to provide services to clients.

                          PART II   OTHER INFORMATION

Item 1.  Legal Proceedings
          none
Item 2. Changes in Securities
          none
Item 3. Defaults on Senior Securities
          none
Item 4. Submission of matters to a vote of security holders none
Item 5. Other information
          none
Item 6. Exhibits and Reports on Form 8K

(a)      Exhibits

Exhibit
No.            Description
-----       -------------------------------------------------

3.1         Articles of Incorporation
              of Xtreme Webworks,
              fka Shogun Advertising, Inc.
              (Incorporated by reference from Exhibit 3.1
               of Form 10SB12G A filed November 7, 2000).

3.2         Bylaws
              of Xtreme Webworks,
              fka Shogun Advertising, Inc.
              (Incorporated by reference from Exhibit 3.2
               of Form 10SB12G A filed November 7, 2000).

10.1        Service Agreement
                (Incorporated by reference from Exhibit 10.1
                 of Form 10KSB filed April 3, 2001).

10.2        Lease Agreement (with attached exhibits).
                (Incorporated by reference from Exhibit 10.2
                 of Form 10SB12G A filed November 7, 2000).

(b)      Reports on Form 8K


(i) Form 8k dated September 13, 2001, wherein the company reported stopping transfer of stock to former employees of the company due to pending litigation regarding breeches of employment and non competition agreements the employees had with the company.

                             SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 XTREME WEBWORKS
                                 ---------------
                              (Name of Registrant)



Date:  November 16, 2001                       By:  /s/ SHAUN HADLEY
                                               -------------------------
                                                     SHAUN HADLEY
                                                     PRESIDENT


Date:  November 16, 2001                       By:  /s/ Paul Hadley
                                               -------------------------
                                                     PAUL HADLEY
                                                     SECRETARY