Form 10KSB
period 2001-12-31
XTREME WEBWORKS
filed 2002-03-29
CIK 1114908

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                         Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

    For the fiscal year ended December 31, 2001.
                      -----------------

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

Securities registered under Section 12(b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common

Stock, $0.001 par value per share, 50,000,000 shares authorized
3,950,318 issued and outstanding as of December 31, 2001.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:
$660,327

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


Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]


           CONTENTS

                                                   PAGE
PART I

Item 1. Description of Business..................... 2
Item 2. Description of Property .....................11
Item 3. Legal Proceedings............................11
Item 4. Submission of Matters to a Vote of Security
        Holders......................................11

PART II

Item 5. Market for Common Equity and Related Stockholder
        Matters..................................... 12
Item 6. Management's Discussion and Analysis or Plan of
        Operation....................................18
Item 7. Financial Statements.........................20
Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..........31

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
        Exchange Act..................................32
Item 10.Executive Compensation........................34
Item 11.Security Ownership of Certain Beneficial Owners
        And Management................................35
Item 12.Certain Relationships and Related
        Transactions..................................36
Item 13.Exhibits and Reports on Form 8-K..............36

SIGNATURES   .........................................37

PART I

ITEM 1. Description of Business

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

In May of 1998, the Board of Directors decided to change the direction of the business. The name of the corporation was changed to Xtreme Webworks, upon a vote by the Board of Directors. Xtreme Webworks' principal place of business was re-located to 5333 South Arville Street in Las Vegas, Nevada. The Board of Directors decided to focus on the pursuit of advertising on the Internet, in conjunction with the construction of web sites for companies wishing to benefit from Internet advertising.

Pursuant to its new direction, a telemarketing force was hired to provide leads for the Company. This effort provided some leads, but after analyzing the results, the Company decided to direct its advertising efforts towards mailings, newspaper advertisements, e-mails, and word of mouth. This method targeted businesses consisting of individuals to companies with ten or more employees.

On February 15,2000, Xtreme Webworks moved its operations to 8100 West Sahara Avenue, Suite 200 in Las Vegas, Nevada. For the last two years, Xtreme Webworks has been in the business of designing and promoting web sites, and combining these services with advertising and promotional packages to increase search engine placement for their Internet-based clients. Other than issuing shares to its original shareholders, Xtreme Webworks has raised working capital by issuing shares to relatives and personal friends.

B.  Business of Issuer

Xtreme Webworks' principal business purpose is to provide promotion and advertisement of web sites and web pages on the Internet through increased search engine placement.

THE PRODUCT

Xtreme Webworks (the "Company") is a growing Internet business promotion company, providing web site and web page promotion for its clients.

The Promotion Program

Xtreme Webworks has developed proprietary software, and uses various commercial software, to stimulate Internet traffic to its clients' web sites.

Xtreme Webworks provides web site promotion for its clients by providing the following services:

o Creates 280 HTML attraction pages for each client's web site.
o Selects 20 keywords and supplies an attraction page for each keyword for each major Internet search engine.(An attraction page is the individual page that attracts a search engine to one keyword.)
o Supplies an "Enter" button on each attraction page.
o Submits doorway pages to 14 major Internet search engines on a daily basis.
o Submits each client's "site" to 1,000+ other minor Internet search engines on a weekly basis.
o Manually submits to live directories: Yahoo, NBCI, and DMOZ.
o Arranges, updates and maintains hyperlinks to each client's web site from 1000+ link locations around the world.
o Posts each client's link to and from "Our Friends Page" (Link Exchange Program). Posts a block ad on hundreds of advertising sites on the Internet.
o Changes and updates each client's attraction pages regularly.
o Optional service: Submits to foreign Internet search engines at the client's request.

The marketing product developed by Xtreme Webworks strives for each client to secure no less than ten placements within the top twenty positions across the top search engines, using a pre-defined list of phrases. The length of the list is defined by the client's requirements or the client's business classification.

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

The product is priced to appeal to the general market, especially allowing for the potential growth of a client's needs. Growth for the client can occur by increasing the number of search engines to which a client's pages are submitted, increased monitoring of placement, amending a client's web site design in order to increase search engine placement, and increasing the number of words and phrases defining a client's products used by a user to search on the internet.

NEW PRODUCTS

Xtreme Webworks has developed proprietary software, and deploys this software in conjunction with various commercial software packages to stimulate Internet traffic to clients web sites. Web users find the Xtreme Webworks' clients through the use of search engines. The software and possesses position client companies in the upper tiers of major search engines thereby exposing then to larger numbers of potential customers.

Xtreme Webworks provides web site promotion for its clients by providing the following services:

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

Gold Package:

o Xtreme Webworks will create 280 Customized Attraction Pages based on 20 keywords/phrases, which are on your server.
o We submit all of the pages daily to the 14+ major search engines and daily to 200-900+ minor search engines.
o Xtreme will submit your site and the attraction pages daily to link sites to increase the stature of your site
o Manual submissions to directories like NBCi, Yahoo, Dmoz are performed and/or updated for your Domain.
o To increase exposure for your product or services, we will post a classified advertisement to numerous sites.
o The success of your campaign will be monitored closely and posted on the Web.

On November 15, 2001 Xtreme Webworks announced the launching of a new ASP model Electronic Contact Management and Communication System. The server-based system allows companies of all sizes to send permission based Electronic Mail in various formats to customers, prospects and internal sources. The addition of the electronic contact management and communication system allows us to offer first time visitors to Xtreme Webworks an opportunity to sign up for (permission based) information about our company in a number of categories or preferences that they select.

BUSINESS TODAY

As of the end of 2001, Xtreme Webworks had approximately 170 clients that have required web site design and search engine placement. The Company intends to continue to create additional packages tailored to fit its clients' diverse needs.

During the fourth quarter of 2001, Xtreme Webworks announced two strategic alliances. On September 19, 2001 Xtreme Webworks announced the signing of a three-year strategic alliance contract with Geary Interactive in San Diego, California. Geary Interactive is an Internet development and promotion agency that builds and delivers strategies and programs for Internet businesses and their business chains.

On October 30, 2001 Xtreme Webworks an Internet promotion company and YellowBrix, a leader in real-time automated information provisioning, announced a strategic alliance to provide Xtreme's clients with access to the YellowBrix suite of content services. The alliance enables Xtreme Webworks client Web sites to display customized and highly relevant content such as up-to-the-minute ticker news in the client's industry, company news and business intelligence.

On May 14, 2001, the National Association of Securities Dealers
(NASD) granted clearance for Xtreme Webworks to be listed on the NASD Over-the-counter Bulletin Board (NASD OTCBB) under the symbol "XWEB".

RISK FACTORS

Limited Prior Operations and Experience

Xtreme Webworks is continuing to expand, with limited revenues from its new Internet-based operations and limited assets. The Company makes no assurance that it will generate significant revenues or operates at a profitable level in the future. The continuance of Xtreme Webworks depends on its ability to obtain new clients and generate sufficient revenues in order to operate profitably.

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

Other economic factors that may affect the profitability of Xtreme Webworks' operations include market fluctuations, and the general state of the economy, such as the rate of inflation and local economic conditions. Such factors potentially affecting the populations' discretionary spending may affect the need for services provided by the Company, resulting in an adverse effect on the Company's profitability.

September 11, 2001

Since the tragic events of September 11, 2001, Xtreme Webworks has experienced negative repercussions, which have adversely impacted operations. Adverse economic factors, combined with current market conditions have significantly slowed down operations and the company is continually battling to restore profitable operations. Not only did Xtreme Webworks lose key employees due to personal situations involving September 11, but it has also experienced significant reductions in revenues forcing the company to cut its workforce nearly to one-third of its previous size.

In dealing with the current problems the company has been able to develop and release a few new products that will enable them to create more than one revenue stream while the market for search engine placement is recovering. On November 15, 2001 Xtreme Webworks announced the launching of a new ASP model Electronic Contact Management and Communication system, which allows companies of all sizes to send permission based Electronic Mail in various formats to customers, prospects and internal sources. As the Nation recovers from the tragic events of September 11, Xtreme Webworks remains optimistic that it too will recover its profitable operations in the industry.

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

Reliance on Executive Officers and Key Employees

Xtreme Webworks currently has 7 total employees, including 6 full-time employees. The Company's success is dependent upon the services of its executive officers, and its ability to attract and retain qualified personnel. The Company currently does not maintain "key person" life insurance on the lives of its executive officers. All of our key employees are required to sign non-disclosure agreements upon employment.

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

All management decisions will be made exclusively by the officers and directors of Xtreme Webworks. Investors will only have rights associated with minority ownership interest rights in making decisions affecting the Company. Accordingly, any person investing in the Company should be aware that all aspects of management of the Company would be controlled by its officers and directors.

Currently, the Company uses an outside certified public accountant and bookkeeping service to prepare its financial statements. However, as with many small companies, a limited number of accounting staff hinders internal controls. The Company compensates for this by direct involvement of officers and management to ensure an adequate system of internal controls exists. The Company is in the process of implementing an in-house integrated accounting software program to accommodate the increased number of financial transactions. Procedures and controls are being developed in conjunction with a certified public accountant to reduce reliance on outside bookkeeping services.

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

The Company may compete with businesses offering a variety of the following services:

Web site design and hosting companies

Many web site design and hosting companies provide promotion as a part of their services, or as a separate service. The Company is not currently aware of a competitor that offers submission of doorway pages such as those provided by Xtreme Webworks. Companies that offer submission of graphic pages may be potential competitors, such as 101WebsitePromotion.com and Web Ignite Corporation.

Submission services

Companies that offer various components of promotion services, such as submissions to search engines or advertising sites may compete with Xtreme Webworks. These companies include Submitit.com,
Linkspopularity.com, A-1 Submit, and BizWeb2000.

Companies that charge their customers on a traffic-generated basis are potential competitors of businesses that charge a monthly fee, such as Xtreme Webworks. These companies include AAA Web site, Inc. and USA and Write-promotion.com.

Software design companies that sell software offering self-created web site promotion may compete with businesses such as Xtreme
Webworks. Such businesses include Submission.com and WebSeed.com.

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

RESEARCH AND DEVELOPMENT

During the last two years, Xtreme Webworks has developed a comprehensive software package that will allow a client's web site to automatically be positioned in pre-defined categories, and in strong positions in response to a user's search. The Company has upgraded and re-defined this software package to accommodate each client's needs.

Xtreme Webworks has secured its computer network, and has upgraded its hardware and software equipment in order to expand from its development stage operations. The Company intends to continue its research and development in order to create additional services for its clients in the year 2002.

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

A promotion firm must not only determine the most effective way to allow the most exposure for its clients, but to also increase the number of "clicks" to a client's web site. A methodology to differentiate between an informational "click" to a "buying" click should also be determined by the promotion firm. Each area of marketing, from monitoring and reporting to "buying and electronic commerce" has a separate focus, and has been addressed in the Internet environment by a variety of companies.

Electronic commerce has a link to all-financial institutions, banks, credit card companies, and brokerage firms, creating the need for advertising on the Internet. Maintenance and storage of an advertisement is performed not only by traditional advertising firms, but also by companies such as NetGravity. A platform for advertisements and advertisement storage is underway by companies, such as MindShare Media, which will provide a standard format for tracking and monitoring the "hits" of an advertisement.

The problem with these methods is that they proceed under traditional guidelines. An advertisement is placed in a magazine, which now can be accessed on-line and the tracking and storage of the advertisement is performed by the advertising agency or cyberspace company. Another traditional source of advertising by larger companies is to place themselves on the Worldwide Web under their respective names, and obtain traffic due to name recognition. However, even these large companies are limited by their domain names. Because users have to know their domain names in order to search effectively, these larger companies are at the same disadvantage as their smaller competitors.

Smaller businesses are at a disadvantage due to their lack of access to traditional venues because of the traditional costs of advertising and lack of name recognition. By obtaining maximum exposure through top thirty-page placement on a search engine, these smaller businesses can be in the position to compete with larger businesses. This service is provided by companies such as Xtreme Webworks, A-1 Submit, and BizWeb2000.

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

BUSINESS IMPLEMENTATION

Business Strategy

Xtreme Webworks intends to continue extensive research and development of its web site promotion packages. The Company plans to acquire additional software and hardware in order to improve and expand its web site promotion products. Xtreme Webworks will test and monitor improvements to its software products on a regular basis.

Networking efforts will be focused on business referrals through the Company's new Board of Directors, joint venturing with the 20,000 independent ISP providers available today nationally, reference selling to the Company's current clients and business associates, and mass mailings targeted to the general Internet business environment.

The Company's executive staff will continue educational programs in order to attain a more comprehensive understanding of business operations. Xtreme Webworks intends to seek additional staff, including a person well versed in HTML, in order to continue researching and developing the Company's software package.

The Company currently uses outside bookkeeping services and certified public accountants to prepare its financial statements. Direct involvement of officers and management ensures an adequate internal control system. The Company is in the process of implementing an in-house integrated accounting software program to accommodate expansion of the business. Procedures and controls are being developed in conjunction with a certified public accountant to reduce reliance on outside bookkeeping services.

Xtreme Webworks intends to expand its management team. The Company will seek referrals through employment agencies and business and professional alliances. Currently, the Company does not employ personnel for the following positions: Chief Financial Officer, and Vice President of Sales. However, the Company intends to actively recruit qualified professionals to perform in those capacities.

Marketing Strategy

Xtreme Webworks' primary focus is to provide top positioning through search engines in order to bring traffic to its clients' web sites. The Company will analyze each client's requirements, report periodically to each client regarding its placements, statistically analyze, reconcile, and maintain each client's database, and reconcile the number of times each client is placed in the top ten, fifty, and one hundred placements in a user's search.

Xtreme Webworks anticipates that a typical client, with sales ranging from $0 to $10 million, will require comprehensive services, including web site designing and hosting. Such a client may also require continuous monitoring of search engine placement, altering its placement to accommodate business-specific "specials" to its customers, geographical penetration, "hits" and "hits with purchase" analyses, and web site customization.

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

During the third quarter of 2001, Xtreme Webworks announced two strategic alliances. On September 19, 2001 Xtreme Webworks announced the signing of a three-year strategic alliance contract with Geary Interactive in San Diego, California. Geary Interactive is an Internet development and promotion agency that builds and delivers strategies and programs for Internet businesses and their business chains.

On October 30, 2001 Xtreme Webworks an Internet promotion company and YellowBrix, a leader in real-time automated information provisioning, announced a strategic alliance to provide Xtreme's clients with access to the YellowBrix suite of content services. The alliance enables Xtreme Webworks client Web sites to display customized and highly relevant content such as up-to-the-minute ticker news in the client's industry, company news and business intelligence.

PERSONNEL

Xtreme Webworks currently employs a team of 7 people, including 6 full-time employees. These employees engage in computer programming, including HTML and Internet applications, web site promotion services, sales, and customer service support. The Company's sales force consists of four people with extensive sales experience. The

Company employs one person with extensive banking experience to maintain its books and records, in addition to a certified public accountant.

In addition, the Company's Board of Directors consists of persons with various backgrounds in business management. (See Part I, Item 5
- "Directors, Executive Officers, Promoters and Control Persons".)

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 8100 West Sahara Avenue, Las Vegas, Nevada 89117. The Company currently leases 1430 square feet for approximately $1,6484 per month. The Company has the option to increase rental space as needed. This office space is leased pursuant to a lease agreement between Xtreme Webworks and Shogun Investment Group, Ltd. A new lease agreement with Shogun Investment Group has been entered into for the years 2002 and 2003. A co-owner of Shogun Investment Group, Ltd., Donald C. Bradley, is a shareholder of Xtreme Webworks. The parties have agreed to allow Xtreme Webworks to accrue rental payments owed to Shogun Investment Group, Ltd. until the Company is in a position to submit all rental payments due. The Company does not have any additional facilities.

ITEM 3. LEGAL PROCEEDINGS

In September 2001, Xtreme Webworks authorized its transfer agent to stop transfer of its common stock to Richard Splain (98,525 shares of common restricted stock), Matthew Marlon (37,251 shares of common restricted stock) and Michael Pitzel (7,000 shares of common restricted stock), due to pending litigation regarding breaches of employment and non-disclosure agreements. In October 2001, Xtreme Webworks petitioned and was granted a temporary restraining order against the named individuals in the District Court of Clark County, Nevada. The pending litigation involves breaches of convenants addressing the non-disclosure and confidentiality of information of Xtreme Webworks, as well as non-solicitation provisions of employees of Xtreme Webworks. Xtreme Webworks has demanded a cease and desists of attempts by Splain, Marlon and Pitzel to contact clients Xtreme Webworks in an attempt to solicit business away from Xtreme Webworks, which have resulted in interference with contractual relationships between Xtreme Webworks and its clients and employees.

In December 2001, the District Court of Clark County, Nevada ordered Xtreme Webworks to authorize its transfer agent to transfer its common stock to Splain, Marlon and Pitzel. The court further ordered that the defendants could only sell their issued shares of stock as follows: Richard Splain pursuant to, and subject to the limitations contained in Rule 144 promulgated by the U.S. Securities and Exchange Act of 1933, as amended; Matthew Marlon may sell one third (1/3) of his total number of issued shares every three months and Michael Pitzel may sell his total number of issued shares. The court further ordered that a status hearing would be held in ninety days to determine if its orders were followed. Pending the outcome of the litigation some stock may be returned to the treasury of Xtreme Webworks, or Xtreme may receive compensatory damages based on current values of the stock. At this time the company is unable to speculate to the amount of damages it may recover.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2001 the Board of Directors resolved by a vote of the shareholders to issue 50,000 shares of restricted 144 Common shares to Maria Victoria Melgar to retire the outstanding note of $50,000 payable to Fernando Garcia and Maria Victoria Melgar.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

On May 14, 2001 the National Association of Securities Dealers (NASD) granted clearance for Xtreme Webworks to be listed on the NASD Over-the-Counter-Board (NASD OTCBB) under the symbol "XWEB".

Recent Sales of Unregistered Securities

7,000 shares were issued on January 9, 2001 in an offering that was exempt from registration under Section 4(2) of the Securities Act, due to all purchasers being friends and/or relatives of the company and:

a) Having enough knowledge and experience in finance and business matters to evaluate the risks and merits of their investment, or being able to bear the investment 's economic risk;
b) Having access to the type of information normally provided in a prospectus; and
c) Agreeing not to resell or distribute the securities to the public. In addition, no forms of public solicitation or general advertising were used in connection with the offering to friends and relatives of the company.

These shares were issued to Michael Pitzel for services performed based on $1.00 per share.

                             Amount of         Cash/
                             Shares            Services
Name            Issue Date

-----------------------------------------------------------
Michael Pitzel (1) 01/09/01    7,000            Services
----------------------------------------------------------

(1) Michael Pitzel received 7,000 shares as compensation for $7,000 worth of services while employed by Xtreme Webworks.

25,000 shares were issued in April 2001 and May 2001 in an offering that was exempt from registration under Section 4(2) of the 1933
Securities Act, due to all purchasers being friends and/or relatives of the company, and:

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

These shares were issued to for cash and/or professional services performed for the company based on $2.00 per share.

                                 Amount of
                                 Shares       Cash/
                                            Services
Name                 Issue Date
-----------------------------------------------------
Michael Toscano      4/23/2001    2,500      cash

M. Lucille Malo      5/14/2001    2,500      cash

Robert A & Linda
F. Dulong            4/23/2001    2,500      cash

Steve Nash           5/14/2001    5,000      cash

Robert R. Guion      5/14/2001    5,000      cash

Donna Lynn Walker    07/5/2001    2,500      cash
-----------------------------------------------------

41,000 shares were issued in October 2001 and November 2001 in offerings that were exempt from registration under Section 4(2) of the 1933 Securities Act, due to all purchasers being friends and/or relatives of the company, and:

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

                                               Amount of
                                                Shares        Cash/
                                                             Services
Name                              Issue Date
---------------------------------------------------------------------
Shogun Investment Group, Ltd.      10/15/01      4,000         Cash

Shogun Investment Group, Ltd.      10/15/01     18,000         Cash

Shogun Investment Group, Ltd.      11/06/01      1,000         Cash

Shogun Investment Group, Ltd.      12/20/01      7,000         Cash

Accord Commercial Real Estate      11/15/01      2,000         Cash

Accord Commercial Real Estate      11/30/01      9,000         Cash

------------------------------------------------------------

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made base upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES. For the year ended December 31, 2001, revenues were Approximately $660,327 an increase of approximately $323,583, or 96.1% versus revenues of approximately $336,744 for the year ended December 31, 2001. The increase in revenues for the 2001 period was due primarily to: 1) increased sales as the Company rapidly expanded during the first and second quarters of 2001, including the continued expansion of its research and development, sales, marketing, promotion, and customer service departments, resulting in improvement of the Company's product and increased product cost, 2) change in the Company's products from web site design to promotion of search engine placement, 3) an increase in the number of clients served and client retention rate, and 4) the publication of two publications for one of the Company's primary clients, World Stock Watch, a financial publication.

COST OF REVENUES. Cost of revenues for the year ended December 31, 2001 increased by $189,789, or 83.1%, from the prior year due primarily to hiring of additional employees and increase in payroll for production and sales staff.

GROSS PROFITS. Gross profits for the year ended December 31, 2001 equaled approximately $369,021 versus $108,324 in the year ended
December 31, 2000. This was due primarily to an increase in revenues, primarily during the first two quarters of the year 2001.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses decreased to approximately $736,048, a decrease of $195,296 or 21% for the year ended December 31, 2001 as compared to approximately $931,344 for the year ended December 31, 2000. This decrease in operating expenses for the year ended December 31, 2001 occurred primarily due to: 1) an decrease in payroll expenses, due to the major cost of programming expense was not required again for 2001, 2) bad debt expense was not as prevalent as the year before.

NET PROFIT (LOSS). Net loss for the year ended December 31, 2001, decreased by approximately $294,270 from the comparable period in the prior year as a result of the aforementioned decrease in overhead expenses due to streamlining the operation and improved margin of profit for the cost of goods sold. Directors fees decreased by $280,000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW Even though the sustained a down turn in revenues due to the tragic events of September 11, 2001 management believes that the Company will be able to meet it's current and future obligations primarily with their new management and communication products and services coming on-line.

As the Nation recovers from the tragic events of September 11, 2001 so does the Company, and management believes that sales will continue to accelerate in the year 2002.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis.

ASSETS AND LIABILITIES. As of December 31, 2001, the Company had assets of approximately $162,114, compared to $222,940 as of December 31, 2000. The decrease of approximately $49,637 was in officer receivables. The Company's current liabilities increased from approximately $131,439 as of December 31, 2000 to $481,146 as of December 31, 2001. This was due primarily to accounts payable, unearned revenues, and accrued liabilities.

ITEM 7.    FINANCIAL STATEMENTS

XTREME WEBWORKS
Financial Report

December 31, 2001
December 31, 2000



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


           Independent Auditor's Report

 To the Board of Directors
 Xtreme Webworks
 Las Vegas, Nevada


I have audited the accompanying balance sheet of Xtreme Webworks as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Xtreme Webworks as of December 31, 1999 were audited by other auditors whose report dated May 16, 2000, expressed and opinion on those statements.

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

In my opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Webworks, as of December 31, 2001 and 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


 /s/ KYLE L. TINGLE
 ------------------
     KYLE L. TINGLE, CPA, LLC


     March 25, 2002
     Henderson, Nevada




XTREME WEBWORKS
BALANCE SHEETS
December 31, 2001



                        2001                 2000
                     ------------          ---------

      ASSETS

CURRENT ASSETS
    Cash              $  14.996               $   5,484
Accounts
receivable,
net of allowances
for doubtful
accounts of $0
and $20,000,
(Note 4)               $  4,877               $   4,325
Officer receivable
(Note 1)              $  73,106               $ 115,338
Notes receivable
(Note 1)              $  31,979               $  21,226
Prepaid assets                0                       0
                      ---------               ---------
Total current
assets                $ 124,958               $ 146,373


PROPERTY AND
EQUIPMENT, NET        $  13,954               $  17,368

NON-MARKETABLE
SECURITIES            $  23,202               $  49,100
(Note 1)           ------------             -----------
 Total assets         $ 162,114              $  212,841
                    ===========            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Notes payable
  (Note 2)           $ 110,586               $   50,000
  Accounts payable
  (Note 3)             235,897                   26,660
  Unearned revenues     66,157                   45,733
  Accrued liabilities   68,505                    9,046
                   -----------              -----------
Total current
liabilities          $ 481,145               $  131,439

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $.001 par
value; authorized
50,000,000 shares;
issued and outstanding
3,790,066 shares at
December 31, 2000;                             $  3,790
3,950,318 share at
December 31, 2001     $  3,950
Additional Paid
In Capital           1,219,944                1,079,086
Accumulated
(deficit)           (1,542,925)              (1,001,474)
                    -----------             ------------
Total stockholders'
equity (deficit)    $ (319,031)              $   81,402
                    -----------             ------------
Total liabilities and
stockholders'
equity             $   162,114                $  212,841
                    ==========                ==========


See Accompanying Notes to Financial Statements.

XTREME WEBWORKS
STATEMENTS OF OPERATIONS
For the years ended December 31,

                             2001           2000        1999
                           ---------    ----------   --------

Revenues (Note 1)          $660,327     $ 336,744    $ 30,824
Cost of Revenues            418,210       228,421      61,865
                           ----------    ----------  ---------
Gross profit (loss)        $242,117     $ 108,323    $(31,041)

Operating, general
and administrative
expenses
  Payroll and
  related expenses         $260,618     $ 210,130    $    500
  Director compensation           0       280,000           0
  Consulting (Note 4)       235,005       228,855           0
  Other operating
  expenses                  233,829       209,413      59,931
  Depreciation                6,596         2,946         615
                           ----------    ---------- ----------
Operating, general and
administrative expenses    $736,048     $ 931,344    $ 61,046
                           ----------    ----------  ---------
Operating (loss)          $(493,931)    $(823,021)   $(92,087)

Non-operating income
  (expense)
Interest income           $12,005       $  10,947    $  9,442
(Loss)on non-marketable
    securities                            (23,230)          0
Reduction in fair value
of non-marketable
securities                (40,898)              0           0
Interest expense          (18,627)           (417)          0
                       ----------      -----------   ---------
Net(loss)before
income taxes             (541,451)      $(835,721)   $(82,645)
Federal and state
income taxes            $       0       $       0    $      0
                          ----------    ----------- ----------
Net (loss)             $ (541,451)      $(835,721)  $(82,645)
                          ===========   =========== ==========
Net (loss) per share   $    (0.14)      $   (0.37)  $  (0.08)
                          ===========   =========== ==========

Average Number of
Shares of Common Stock
Outstanding             3,840,158        2,255,476    981,498
                        ==========      ==========  ==========



See Accompanying Notes to Financial Statements.

XTREME WEBWORKS

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


              Common Stock and Capital
              In Excess of Par Value
             ---------------------------
                     Accumulated
                     Shares         Amount             (Deficit)
                    ---------------------------------------------

Balance at
December 31,1998      888,951      $  253,986      $ (83,108)

Various 1999 dates,
issued for cash       281,575      $   80,449

Net (Loss),
December 31, 1999                                    (82,645)
                      --------     ------------   -----------
Balance at
December 31, 1999    1,170,526     $  253,986     $  (83,108)

Issued common stock
from subscribed        180,500         31,000

Issued common stock
for services         2,112,892        603,683

Issued common stock
for cash               610,400        174,400

Rescission of stock,
due to unperformed
services              (212,251)       (60,642)

Net (loss) December 31, 2000                       (835,721)
                      ---------    ------------   ----------
Balance at
December 31,2000     3,790,067    $ 1,082,876   $ (1,001,474)

Issued common stock
for services             7,000          7,000

Sale of stock from
Rule 506 Private
Placement               25,000         50,000

Issued stock for
conversion of loan      50,000         52,871

Issued common stock
for cash                41,000         20,504

Reinstate common stock  37,251         10,643

Net (loss),
December 31, 2001                                  (541,451)
                    ----------    ------------   -----------

Balance at
December 31, 2001    3,950,318  $   1,223,894  $ (1,542,925)
                   ===========   ============    ===========

         See Accompanying Notes to Financial Statements.


XTREME WEBWORKS
STATEMENTS OF CASH FLOWS
For the years ended December 31,

                      2001            2000           1999
                   -----------     ------------    -----------
Reconciliation of net
cash (used in)
operating activities
Net Loss           $  (541,451)   $  (835,721)      (82,645)

Adjustments to reconcile
Net (loss) to cash
(used in) operating
activities:
Depreciation             6,596          2,946           615
Allowance for
doubtful accounts      (20,000)        20,000             0
Loss on write-off of
non-marketable
securities                   0         23,230             0
Reduction in fair
value of non-marketable
securities              40,898              0             0
Stock issued as for
services                17,643        543,041             0
Change in assets and
liabilities
(Increase) decrease in
accounts receivable     19,448        (24,325)            0
(Increase) decrease in
officers and notes
receivable              42,232        (10,899)      (9,442)
Decrease in prepaid
assets                       0              0            0
Increase in accounts
payable                209,237         26,660            0
Increase in accrued
liabilities             79,883         54,779            0
                       -------         ------        ------

Net cash provided by
(used in) operating
activities           $(145,514)     $(200,289)     $(91,472)


Cash Flows from Investing Activities

Net borrowing
(payments to)
related parties      $  87,704      $  47,301      $(15,866)
Purchase of
equipment               (3,182)       (17,606)       (2,930)
                      --------        -------       --------
Net cash provided by
(used in) investing
activities           $  84,522      $  29,695       (18,796)

Cash Flows from
Financing Activities

Issuance of common
stock                $  70,504      $ 174,400       $ 80,450
Proceeds from
subscriptions in
advance                      0              0         31,000
                    ----------      ---------       --------
Net cash provided
by Financing
activities           $  70,504      $ 174,400       $111,450

Net increase
(decrease) in
cash                 $   9,512      $   3,806       $  1,182
Cash and cash
equivalents at
beginning of
period               $   5,484      $   1,678       $    496
                      --------       --------       --------
Cash and cash
equivalents at
end of period        $  14,996      $   5,484       $  1,678
                     =========      =========       =========


See Accompanying Notes to Financial Statements

XTREME WEBWORKS
STATEMENTS OF CASH FLOWS
For the years ended December 31,


                          2001           2000         1999
                        --------      ---------     ---------

Supplemental Schedule
of Non-cash Investing
and Financing Activities

Issuance of common stock
for services, net
2001, 7,000 shares, 2000,
1,900,640 shares        $     7,000    $ 543,041           0
Issuance of common stock
in settlement of note
payable to shareholders
of the company, 2001,
50,000 shares           $     52,871   $       0    $      0
Reinstatement of common
stock cancelled in prior
year 2001, 37,251
shares                  $     10,643   $       0    $      0
Conversion of note
receivable from
related party for
common stock in
related party           $     15,000   $       0    $      0


See Accompanying Notes to Financial Statements.


XTREME WEBWORKS
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business
 -----------------

Xtreme Webworks ("Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Advertising, Inc. The Company offers services to Internet companies, assisting in higher recognition placement with search engines. It also designs and hosts Internet web sites, and designs and publishes online and printed newsletters. On May 10, 1998, the Company changed it name to Xtreme Webworks.

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

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001, 2000 and 1999.

Income taxes
------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at December 31, 2001, 2000, and 1999.

Property and Equipment
----------------------
Property and Equipment is stated at cost. Depreciation is recorded using the straight-line method over the following useful life of the assets:
      Furniture and equipment               7 years
      Computer equipment and peripherals    3 years


XTREME WEBWORKS
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

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

Non-Marketable Securities
-------------------------

The Company holds stock interest in non-marketable securities, primarily in non-public companies controlled or owned by directors or officers of the Company accounted for by the cost method. The method of accounting is evaluated on a periodic basis for appropriateness based on the existing conditions and the Company's ability to exercises control. The Company determined a fair value on the investments in the related parties based on the assets and liabilities of the investments. The valuation of the investments was reduced for a more than temporary reduction in value. The Company has no investments that are accounted for by the equity method.

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

Software Development Costs
--------------------------

Development of customized web sites is primarily marketed for use by clients. The Company expenses these costs as costs of revenues in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer
Software to be Sold, Leased, or Otherwise Marketed."

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

XTREME WEBWORKS
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

Note 1.  Nature of Business and Significant Accounting Policies
(continued)

Reclassifications
-----------------

Certain amounts in the 2000 and 1999 financial statements have been reclassified to be consistent with the presentation used in 2001.

Note 2 Notes Payable

The Company has unsecured notes payable to shareholders of the Company and a company controlled or owned by directors or officers of the Company.


                                   Dec. 31, 2001    Dec. 31,2000
                                   -------------    ------------

Note payable, unsecured,
18% interest, due on
demand, to a shareholder
of the Company, converted
to common stock September
28,2001                               $        0      $   50,000

Note payable, unsecured,
8% interest, due on
demand, to a shareholder
of the Company                            36,061               0

Note payable, unsecured,
8% interest, due on
demand, to a shareholder
of the Company                            42,425               0

Note payable, unsecured,
10% interest, due on
demand to a company
controlled or owned by
directors or officers of
the Company                               32,100          10,100
                                      ----------       ---------
Total notes payable, secured
And unsecured                         $  110,586      $   60,100
                                      ==========       =========

Accrued interest on related party notes payable, included in accrued expenses as of December 31, 2001 and 2000 was $11,253 and $417, respectively.

Note 3. Stockholders' Equity

Common stock
------------

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on December 31, 2001 and 2000, 3,950,318 and 3,790,067
shares respectively. The Company has not authorized any preferred stock.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the years ended December 31, 2001, 2000, and 1999 were 3,840,158, 2,255,476, and 981,498, respectively. As of
December 31, 2001, 2000 and 1999 the Company had no dilutive potential common shares.

The Company cancelled shares of a former employee in November 2000 for failure to perform services. In 2001, these shares were reinstated by the court.

Private Placement Memorandum
----------------------------

In April 2001, the Company began sales under a Private Placement Memorandum (PPM) date January 15, 2001. The PPM purposes to raise $1,000,000 through the sale of 500,000 shares of stock. The offering is pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Through March 27, 2002, the Company has sold 25,000 shares of stock for $50,000.

NASD Listing
------------

The Company filed disclosure and information statements pursuant to NASD Manual Rule 6740 and Rule 15c-2-11 of the Securities and Exchange Act of 1934 with the National Association of Securities Dealers. Effective May 14, 2001, the Company was granted the symbol XWEB for quotation on the Over-The-Counter Bulletin Board (OTCBB).

Note 4. Related Party Transactions

Pursuant to the Consulting Agreement ("Agreement"), date June 1, 1999, with Shogun Investment Group, Ltd. ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Shogun and its officers constructively own 26.4% of the Company. Expenses pursuant to the Agreement were $205,080 and $200,000 for the years ended December 31, 2001 and 2000 respectively. The consulting fee for 2000 was converted to stock in September 2000. Included in accounts payable for the consulting fees are $205,080 and $0 as of December 31, 2001 and 2000, respectively.

The Company rents office space from Shogun under a lease agreement dated January 1, 2000. Rent expense to Shogun was $19,781 in 2001 and 2000. Effective January 1, 2002, the Company signed a new lease agreement. The lease is for two years with a monthly rent of $1,859 during the first year and $1,970 the second year. Lease obligations for the Company for the years ended December 31, 2002 and 2003 are $22,308 and $23,640 respectively.

During the year ended December 31, 2000, the Company published an online magazine for World Stock Watch ("WSW"), a related party, and began design work on an Internet web site for WSW. A 50% owner of WSW directly owns 3.15% of the Company and controls an entity that owns 17.72% of the Company. Related party revenues and expenses recorded for the year ending December 31, 2000 were $100,180 and $77,662, respectively. Accounts receivable from related parties included in trade receivables is $20,000 at December 31, 2000. This receivable has been allowed for as the related party has suspended operations until market conditions improve.

Note 5. Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek additional investment through stock sales or a private placement described in
Note 3 to expand operations. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of October 16, 2000, the Company has not changed accountants, and management has had no disagreements with the findings of its accountants.
                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Executive Officers and Directors

Our executive officers and directors are as follows:
  Name                   Title
----------------       ----------
Shaun Hadley           President
Paul Hadley            Secretary
Sherri Kresser         Treasurer

Kip Swan               Director
Doug Myers             Director

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

Shaun Hadley, President and Director

Ms. Shaun Hadley has an extensive financial and banking background. Ms. Hadley's experience in the banking industry began with Security Pacific Bank in 1989. After making significant advances to Staff Manager during her four-year employment, Ms. Hadley transferred to U.S. Bank of Nevada, where she served as Corporate Services Officer. Ms. Hadley gained managerial and supervisory skills in the customer services department. Ms. Hadley developed and maintained deposit transaction relationships with banking customers. Ms. Hadley's experience includes employee-training, problem-solving for banking clients, acting as a liaison between various banking divisions and subsidiaries to ensure and enforce cash management services and operational flow for banking institutions.

Paul Hadley, Secretary and Director

Mr. Paul Hadley currently acquires designs, develops, and promotes web sites. Before building a web site promotion company, Mr. Hadley gained over ten years of experience in sales, marketing, and administration as a Sales and Loan Officer at West Coast Capital, and as a Sales Manager at Empire Marketing. Mr. Hadley has completed a variety of coursework at Southern Nevada Community College, Computer City, Comp USA and New Horizons Learning Center involving Microsoft Word, Excel, Access, Win95, PC hardware and repair, Java, Unix, Adobe Photo Shop, web design, HTML, Corel 6, and Ventura 5.

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

Item 10. EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation of the executive officers of Xtreme Webworks for the fiscal year ended December 31, 2001:

                                     Annual
Name/Title        Year     Salary    Bonus        Common Stock
--------------  -------   --------    -------     ------------
Shaun Hadley,
President         2001    $80,810    $16,733.10         -0-
                  2000    $36,956     -0-             350,000
                  1999    $10,000     -0-                -0-
Paul Hadley,
Secretary         2001    $83,658     $16,733.10         -0-
                  2000    $36,817     -0-             350,000
                  1999    $50,000     -0-                -0-

Sherri Kresser
Treasurer         2000      -0-       -0-                -0-
                  1999      -0-       -0-                -0-

Spencer Bradley   2001      -0-       $19,902.02         -0-
(Former Director)
------------------------------------------------------------

None of the officers or directors of the Registrant received compensation for their services during the fiscal year ended December 31, 1998. The bonuses paid in the year ended December 31, 2001 were in consideration of outstanding loans and for services performed since incorporation in February of 1994.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information as of the end of 2001, concerning beneficial ownership of the Company's Common Stock by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Title      Name & Address                     Amount of      Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner  Class
------     ---------------       --------     -------------
Common       Shaun Hadley       President/    350,000         8.95%
             6735 Greengrove    Director
             Las Vegas, NV 89103
Common       Paul Hadley        Secretary/    350,000         8.95%
Common       Jeff Bradley       Director      131,600         3.35%
             31 W. Horizon
             Ridge Parkway
             Boulder City, NV 89102

Common       Kip Swan           Director       32,585         0.8%
             2967 Branch Drive
             SLC, UT 84117
Common       Doug Myers         Director       50,000        1.35%
             1870 S. 40
             Urbana, IL 61802
Common       All Executive Officers and       914,185        23.1%
             Directors as a Group
             (five people)
Common       Shirlene Bradly                   61,600        1.65%
             9116 Covered Wagon Dr.
             Las Vegas, NV 89117
Common       Donald Bradley                    61,600        1.65%
             9116 Covered Wagon Dr.
             Las Vegas, NV 89117
Common       Shogun Investment Group, Ltd.    771,000        19.5%
8100 W. Sahara Ave., Suite 200
             Las Vegas, NV 89117

As of December 31, 2001, there were 43 stockholders of record and 5 beneficial owners of the Company's Common Stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

World Stock Watch is a primary client of Xtreme Webworks. The co-owner of World Stock Watch, Donald C. Bradley, is a shareholder of Xtreme Webworks.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits and Index of Exhibits

Exhibit
Number  Description
-------------------------------------------------------------
3.1 Articles of Incorporation of Xtreme Webworks, formerly known as Shogun Advertising, Inc.
        (Incorporated by reference from Exhibit 3.1 of Form
        10-SB12G/A filed November 7, 2000).

3.2     Bylaws of Xtreme Webworks,
        formerly known as Shogun Advertising, Inc.

        (Incorporated by reference from Exhibit 3.2 of Form
        10-SB12G/A filed November 7, 2000).

10.1    Service Agreement.
        (Incorporated by reference from Exhibit 10.1 of Form
        10-SB12G/A filed November 7, 2000).

10.2    New Lease Agreement.


        (b) Reports on Form 8-K.


                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Xtreme Webworks
    ----------------------------------------
                (Registrant)

Date: March 31, 2002      /s/ SHAUN HADLEY
                          -----------------
                              SHAUN HADLEY
                              PRESIDENT


Date: March 31, 2002      /s/ PAUL HADLEY
                          -----------------
                              PAUL HADLEY
                              SECRETARY


Date: March 31, 2002      /s/ SHERRI KRESSER
                          -----------------
                              SHERRI KRESSER
                              TREASURER

EXHIBIT 10-2
Lease

1. Names. This lease is made by SHOGUN INVESTMENT GROUP, LTD, Landlord, and XTREME WEBWORKSINC Tenant.
2. Premises Being Leased. Landlord is leasing to Tenant and Tenant is leasing from Landlord the following premises:
A PORTION OF THE 2ND FLOOR AT 8100 W. SAHARA BLVD., LAS VEGAS, NEVADA 89117 WHICH IS OUTLINED ON ATTACHMENT #1
[X] Shared Facilities. Tenant and Tenant's employees and customers may use the following additional facilities in common with other tenants, employees and customers:
[ ] The adjacent parking lot.
[X] The parking lot located at 8100.W. SAHARA AVENUE, LAS VEGAS,
NEVADA
[X] Restroom facilities
[X] Storage areas
[X] Hallways, stairways and elevators
[X] Conference rooms
[ ] Other: ____________________________
3. Term of Lease. This lease is for 2 years beginning on January 1, 2002 and ending on December 31, 2003.
4. Rent. Tenant will pay rent in advance on the 1 ST day of each month.
[ ] Tenant will pay rent of $________ per month for the entire term of the lease.
[X] Tenant will pay the following rent:
   $1,859.00 per month during the 12-month period beginning
   January 1, 2002.
$1,970.00 per month during the 12-month period beginning
January 1, 2003.
5. Option to Extend Lease. Landlord grants Tenant the option to extend this lease for an additional 2 years on the same terms except as follows: N/A
Tenant may exercise this option only if Tenant is in substantial compliance with the terms of this lease. To exercise this option, Tenant must give Landlord written notice on or before SEPTEMBER 1, 2003.
[ ] Additional Option.  If Tenant exercises the option granted above, Tenant will then have the option to extend this lease for ______ years beyond the first option period on the same terms except as follows ______________________. Tenant may exercise this additional option only if Tenant is in substantial compliance with the terms of this lease. To exercise this option, Tenant must give Landlord written notice on or before ____________________________.
6. Security Deposit. Tenant has deposited $N/A with Landlord as security for Tenant's performance of this lease. Landlord will refund the full security deposit to Tenant within 14 days following the end of the lease if Tenant returns the premises to Landlord in good condition (except for reasonable wear and tear) and Tenant has paid Landlord all sums due under this lease. Otherwise, Landlord may deduct any amounts required to place the premises in good condition and to pay for any money owed to Landlord under the lease.
7. Improvements by Landlord
[X] Tenant accepts the premises in "as is" condition. Landlord need not provide any repairs or improvements before the lease term begins.
[ ] Before the lease term begins, Landlord (at Landlord's expense) will make the repairs and improvements listed in Attachment ___ to this contract.
8. Improvements by Tenant. Tenant may make alterations and improvements to the premises after obtaining the Landlord's written consent. At any time before this lease ends, Tenant may remove any of Tenant's alterations and improvements, as long as Tenant repairs any damage caused by attaching the items to or removing them from the premises.
9. Tenant's Use of Premises. Tenant will use the premises for the following business purposes INTERNET WEB SITE DEVELOPMENT and for purposes reasonably related to the main use.
10. Landlord's Representations.  Landlord represents that:
A. At the beginning of the lease term, the premises will be properly zoned for Tenant's stated use and will be in compliance with all applicable laws and regulations.
B. The premises have not been used for the storage or disposal of any toxic or hazardous substance and Landlord has received no notice from any governmental authority concerning removal of any toxic or hazardous substance from the property.
11. Utilities and Services. Landlord will pay for the following utilities and services:
[X] Water
[X] Electricity
[X] Gas
[X] Heat
[X] Air Conditioning
Any items not checked will be the responsibility of Tenant.
12. Maintenance and Repairs
A. Landlord will maintain and make all necessary repairs to: (1) the roof, structural components, exterior walls and interior common walls of the premises, and (2) the plumbing, electrical, heating, ventilating and air-conditioning systems.
B. Landlord will regularly clean and maintain (including snow removal) the parking areas, yards, common areas and exterior of the building and remove all litter so that the premises will be kept in an attractive condition.
C. Tenant will clean and maintain Tenant's portion of the building so that it will be kept in an attractive condition.
13. Insurance
A. Landlord will carry fire and extended coverage insurance on the building.
B. Tenant will carry public liability insurance; this insurance will include Landlord as an insured party. The public liability coverage for personal injury will be in at least the following amounts:
   1.    $100,000.00 per occurrence.
   2.    $1,000,000.00 in any one year.
C. Landlord and Tenant release each other from any liability to the other for any property loss, property damage or personal injury to the extent covered by insurance carried by the party suffering the loss, damage or injury.
D. Tenant will give Landlord a copy of all insurance policies that this lease requires Tenant to obtain.
14. Taxes
A. Landlord will pay all real property taxes levied and assessed against the premises.
B. Tenant will pay all personal property taxes levied and assessed against Tenant's personal property.
15. Subletting and Assignment. Tenant will not assign this lease or sublet any part of the premises without the written consent of Landlord. Landlord will not unreasonably withhold such consent.
16. Damage to Premises
A. If the premises are damaged through fire or other cause not the fault of Tenant. Tenant will owe no rent for any period during which Tenant is substantially deprived of the use of the premises.
B. If Tenant is substantially deprived of the use of the premises for more than 90 days because of such damage. Tenant may terminate this lease by delivering written notice of termination to Landlord.
17. Notice of Default. Before starting a legal action to recover possession of the premises based on Tenant's default, Landlord will notify Tenant in writing of the default. Landlord will take legal action only if Tenant does not correct the default within ten days after written notice is given or mailed to Tenant.
18. Quiet Enjoyment. As long as Tenant is not in default under the terms of this lease, Tenant will have the right to occupy the premises peacefully and without interference.
19. Eminent Domain. This lease will become void if any part of the leased premises or the building in which the leased premises are located are taken by eminent domain. Tenant has the right to receive and keep any amount of money that the agency taking the premises by eminent domain pays for Tenant's loss of business and for moving and relocation expenses.
20. Holding Over. If Tenant remains in possession after this lease ends, the continuing tenancy will be from month to month.
21. Disputes.
[ ] Litigation. If a dispute arises, either party may take the matter to court.
[ ] Mediation and Possible Litigation. If a dispute arises, the parties will try in good faith to settle it through mediation conducted by
[ ]_________________________.
[ ]  a mediator to be mutually selected.
The parties will share the costs of the mediator equally. Each party will cooperate fully and fairly with the mediator and will attempt to reach a mutually satisfactory compromise to the dispute. If the dispute is not resolved within 30 days after it is referred to the mediator, either party may take the matter to court.
[X] Mediation and Possible Arbitration. If a dispute arises, the parties will try in good faith to settle it through mediation conducted by
[ ]_____________________________.
[X] a mediator to be mutually selected.
The parties will share the costs of the mediator equally. Each party will cooperate fully and fairly with the mediator and will attempt to reach a mutually satisfactory compromise to the dispute. If the dispute is not resolved within 30 days after it is referred to the mediator, it will be arbitrated by
[] ______________________________
[x] an arbitrator to be mutually selected.
Judgment on the arbitration award may be entered in any court that has jurisdiction over the matter. Costs of arbitration, including lawyers' fees, will be allocated by the arbitrator.
Landlord need not participate in mediation or arbitration of a dispute unless Tenant has paid the rent called for by this lease or has placed any unpaid rent in escrow with an agreed-upon mediator or arbitrator.
22. Additional Agreements. Landlord and Tenant additionally agree that: TENANT WILL BE RESPONSIBLE FOR THEIR OWN TELEPHONE COSTS BOTH LONG DISTANCE AND LOCAL CHARGES.
23. Entire Agreement. This is the entire agreement between the parties. It replaces and supersedes any and all oral agreements between the parties, as well as any prior writings.
24. Successors and Assignees. This lease binds and benefits the heirs, successors and assignees of the parties.
25. Notices.
All notices must be in writing. A notice may be delivered to a party at the address that follows a party's signature or to a new address that a party designates in writing. A notice may be delivered:
(1) in person,
(2) by certified mail, or
(3) by overnight courier.
26.Governing Law. This lease will be governed by and construed in accordance with the laws of the state of Nevada
27.Counterparts.  The parties may sign several identical
counterparts of this lease. Any fully signed counterpart shall be treated as an original.
28. Modification. This lease may be modified only by a writing signed by the party against whom such modification is sought to be enforced.
29. Waiver. If one party waives any term or provision of this lease at any time, that waiver will only be effective for the specific instance and specific purpose for which the waiver was given. If either party fails to exercise or delays exercising any of its rights or remedies under this lease, that party retains the right to enforce that term or provision at a later time.
30. Severability. If any court determines that any provision of this lease is invalid or unenforceable, any invalidity or unenforceability will affect only that provision and will not make any other provision of this lease invalid or unenforceable and shall be modified, amended or limited only to the extent necessary to render it valid and enforceable.
Dated: October 1, 2001
LANDLORD
Name of Business: SHOGUN INVESTMENT GROUP, LTD.
a NEVADA CORPORATION
By: /S/ Shirlene Bradley
Printed Name: Shirlene Bradley
Title: President
Address: 8100 W. SAHARA AVENUE, 2ND FLOOR, LAS VEGAS, NEVADA 89117

TENANT
Name of Business: XTREME WEBWORKS,
a NEVADA CORPORATION
By: /S/Shaun Hadley
Printed Name: Shaun Hadley
Title: President
Address: 8100 W. SAHARA AVENUE, 2ND. FLOOR, LAS VEGAS, NEVADA 89117