Form 10QSB
period 2002-03-31
XTREME COS INC
filed 2002-05-15
CIK 1114908

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.
OR
[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO
_____.


             COMMISSION FILE NUMBER: 333-30914

                   XTREME COMPANIES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

      Nevada                                   88-0394012
--------------------                         --------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)             Identification No.)

8100 West Sahara, Suite 200
Las Vegas, Nevada                                   89117
------------------------                        -------------
(Address of principal executive offices)          (Zip Code)

                        XTREME WEBWORKS
-------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

At March 31, 2002, there were 3,920,318 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

              XTREME COMPANIES, INC.

                 FORM 10-QSB

TABLE OF CONTENTS


Contents                                             Page
----------------------------------------------------------

PART I - FINANCIAL INFORMATION ........................1

Item 1. Financial Statements ..........................1

 Independent Accountant's Report ......................2

Financial Statements

  Balance Sheets ......................................3

  Statements of Operations ............................4

  Statements of Stockholders' Equity ..................5

  Statements of Cash Flows ............................6

  Notes to Financial Statements .......................7-10

Item 2. Management's Discussion and Analysis ..........11-14

PART II - OTHER INFORMATION ...........................15

Item 6.  Exhibits and Reports on Form 8-K .............15

SIGNATURES ............................................16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                          XTREME WEBWORKS

                         FINANCIAL REPORT


                          MARCH 31, 2002
                         DECEMBER 31, 2001
                         DECEMBER 31, 2000
                            (Unaudited)


Contents

                                             Page(s)
                                             -------
Independent Accountant's Report ................1

Financial Statements

  Balance Sheets ...............................2

  Statements of Operations .....................3

  Statements of Stockholders' Equity ...........4

  Statements of Cash Flows .....................5-6

  Notes to Financial Statements ................7-11

Independent Accountant's Report
-------------------------------


To the Board of Directors
Xtreme Webworks
Las Vegas, Nevada


I have reviewed the accompanying balance sheet of Xtreme Webworks as of March 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


/s/ KYLE L. TINGLE
------------------
KYLE L. TINGLE, CPA, LLC

May 12, 2002
Henderson, Nevada

XTREME WEBWORKS

BALANCE SHEETS

                                 March 31,  December 31,  December 31,
                                    2002        2001          2000
                                  ----------  -----------  -----------
                                  (unaudited)
           ASSETS
CURRENT ASSETS
  Cash                             $   6,727     $ 14,996     $  5,484
  Accounts receivable,
  net of allowances for
  doubtful accounts of
  $0,$0 and $20,000
  (Note 3)                             2,900        4,877        4,325
  Officer receivable
  (Note 1)                            74,753       73,106      115,338
  Notes receivable
  (Note 1)                            27,207       31,979       21,226
  Prepaid assets                           0            0            0
                                    ---------    --------     --------
   Total current assets             $ 111,587   $ 124,958    $ 146,373
Property and
Equipment, Net                      $  12,305   $  13,954    $  17,368
Non-marketable Securities           $  23,202   $  23,202    $  49,100
                                   -----------  ---------    ---------
   Total assets                     $ 147,094   $ 162,114    $ 222,941
                                    ==========  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable (Note 1)            $ 120,661   $ 110,586    $  60,100
  Accounts payable                    283,526     235,897       26,660
  Unearned revenues (Note 1)           56,458      66,157       45,733
  Accrued liabilities                  88,869      68,505        9,046
                                    ---------    --------     --------
Total current liabilities           $ 549,514   $ 481,145    $ 141,539

STOCKHOLDERS' EQUITY (NOTE 2)
  Common stock: $.001 par value;
  authorized 50,000,000 shares;
  issued and outstanding
  3,790,066 shares
  at December 31, 2000;                                      $    3,790
  3,950,318 shares at
  December 31, 2001                             $   3,950
  3,950,318 shares at
  March 31, 2002                     $   3,950
  Additional Paid
  In Capital                         1,219,944   1,219,944   1,079,086
  Accumulated deficit               (1,626,314) (1,542,925) (1,001,474)
                                    -----------  ----------  ----------
Total stockholders'
equity                             $  (402,420) $ (319,031)  $   81,402
                                  ----------   -----------  -----------
  Total liabilities
  and stockholders'
  equity                           $   147,094 $   162,114   $  222,941
                                    ========== ===========   ==========


See Accompanying Notes to Financial Statements.

XTREME WEBWORKS

STATEMENTS OF OPERATIONS

                             For the three             For the years
                                months ended              ended
                                 March 31,             December 31,
                            2002           2001      2001        2000
                          ---------------------    -------------------
                          (unaudited)
Revenues (Note 1)        $  88,161    $ 126,968   $ 660,327  $ 336,744
Cost of Revenues            65,155       85,939     418,210    228,421
                         ---------    ---------   ---------  ---------
Gross profit(loss)       $  23,006    $  41,029   $ 242,117  $ 108,323

Operating, general
and administrative
expenses
  Payroll and
  related expenses       $  23,401    $  67,638   $ 260,618  $ 210,130
  Director
  compensation                   0            0           0    280,000
  Consulting                35,500            0     235,005    228,855
  Other operating
  expenses                  45,594       51,288     233,829    209,413
  Depreciation               1,649        1,572       6,596      2,946
                         ---------    ---------     -------   --------
  Operating, general
  and administrative
  expenses              $  106,144    $ 120,498   $ 736,048  $ 931,344
                        ----------    ---------   ---------   ---------
  Operating (loss)      $  (83,138)   $ (79,469)  $(493,931) $(823,021)

Non-operating income
(expense)
  Interest income       $    2,247    $   2,859   $  12,005  $  10,947
  (Loss) on non-
  marketable
  securities                     0            0     (40,898)   (23,230)
  Interest expense          (2,498)      (1,384)    (18,627)      (417)
                         ----------    ----------   --------   --------
  Net (loss) before
  income taxes          $  (83,389)   $ (77,994)  $(541,451) $(835,721)
Federal and state
income taxes            $        0    $       0   $       0  $       0
                        -----------   ----------  ---------- ----------
  Net (loss)            $  (83,389)   $ (77,994)  $(541,451) $(835,721)
                        ===========   ==========  ==========  =========
  Net (loss)
  per share             $    (0.02)   $   (0.02)  $   (0.14) $   (0.37)
                        ===========   ==========  ========== ==========
  Average Number
  of Shares of
  Common Stock
  Outstanding            3,950,318    3,796,366   3,840,158  2,255,476
                         =========    =========   =========  =========



See Accompanying Notes to Financial Statements.

XTREME WEBWORKS

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              Common Stock and Capital
                              In Excess of Par Value
                              -------------------------   Accumulated
                                 Shares        Amount       (Deficit)
                              ---------------------------------------
Balance at
December 31, 1999            1,170,526    $   334,435     $  (165,753)
January 1, 2000,
issued from
subscribed                     108,500    $    31,000
January 1, 2000,
issued for services             62,125    $    17,750
May 8, 2000,
issued for cash                184,800    $    52,800
May 8, 2000,
issued for service             103,156    $    29,473
August / September,
issued for cash                425,600    $   121,600
September 6, 2000,
issued for services          1,947,610    $   556,460
November 17, 2000,
Rescission of stock           (212,251)   $  (60,642)
Net (loss),
December 31, 2000                                          (835,721)
                             ----------   -----------      ---------
Balance at
December 31, 2000            3,790,066   $ 1,082,876    $(1,001,474)
January 9, 2001,
issued for stock                 7,000         7,000
Sale of stock from
Rule 506 Private
Placement                       25,000        50,000
Issue stock for
conversion of loan              50,000        52,871
Issued common stock
for cash                        41,000        20,504
Reinstate common stock          37,251        10,643
Net (loss),
December 31, 2001                                          (541,451)
Balance,                      ----------  ------------   -----------
December 31, 2001            3,950,318    $ 1,223,894   $(1,542,925)
Net (loss) March 31, 2002                                   (83,389)
                             ---------    -----------   ------------
Balance, March 31, 2002      3,950,318    $ 1,223,894   $(1,626,314)
                             =========    ===========   ============

See Accompanying Notes to Financial Statements.

XTREME WEBWORKS

STATEMENTS OF CASH FLOWS

                             For the three           For the years
                             Months  ended               ended
                                March 31,               December 31,
                            2002         2001       2001         2000
                           --------------------       -----------------
                           (unaudited)
Cash Flows from Operating
Activities Reconciliation
of net loss to net cash
provided by (used in)
operating activities

Net loss              $ (83,389)   $ (77,994)  $ (541,451)   $(835,721)
Adjustments to
reconcile net
(loss) to cash
  (used in)
  operating
  activities:
   Depreciation           1,649        1,572        6,596       2,946
   Allowance for
   doubtful accounts          0            0      (20,000)     20,000
   Loss on write-off
   of non-marketable
   securities                 0            0            0      23,230
   Reduction in fair
   value of non-
   marketable securities      0            0       40,898           0
   Stock issued as
   compensation               0        7,000       17,643     543,041
   Change in assets and
   liabilities
   (Increase) decrease
   in accounts
   receivable             1,977       (21,506)     19,448     (24,325)
   (Increase) decrease
   in officers and
   notes receivable      (1,647)       (2,851)     42,232     (10,899)
   (Increase) in
   prepaid assets             0             0           0           0
   Increase in
   accounts payable      47,629        20,063     209,237      26,660
   Increase in
   accrued liabilities   10,655        45,952      79,883      54,779
                        --------      --------    -------    ---------
   Net cash
   (used in)operating
   activities         $ (23,116)    $ (27,764) $ (145,514) $ (200,289)

Cash Flows from Investing Activities
   Net borrowings
   (payments to)
   related parties    $  14,847     $  34,659  $  87,704   $   47,301
   Purchase of
   equipment                  0             0     (3,182)     (17,606)
                       ---------    ---------  ----------    ---------
   Net cash provided
   by investing
   activities         $  14,847     $  34,659  $  84,522   $   29,695

Cash Flows from Financing Activities
   Issuance of
   common stock       $       0     $       0  $  70,504   $  174,400
   Proceeds from
   subscriptions
   in advance                 0             0          0            0
                       --------     ---------   --------   -----------
Net cash provided
by financing
activities            $       0     $       0  $  70,504   $  174,400

Net increase in cash  $  (8,269)    $   6,895  $   9,512   $    3,806
Cash and cash
Equivalents at
beginning of period   $  14,996     $   5,484  $   5,484   $    1,678
                      ---------     ---------  ---------   -----------
Cash and cash
equivalents
at end of period      $   6,727     $  12,379  $  14,996   $    5,484
                      =========     =========  ==========  ===========




See Accompanying Notes to Financial Statements

XTREME WEBWORKS

STATEMENTS OF CASH FLOWS

For the years ended December 31,


                           For the three months      For the years
                                ended                   ended
                               March 31,              December 31,
                           2002         2001         2001      2000
                           --------------------      ---------------
Supplemental Schedule
of Non-cash Investing
and Financing Activities

  Issuance of common
  stock for services,
  net 2001 7,000 shares
  2000 1,900,640 shares    $     0    $  7,000    $  7,000   $ 543,041
  Issuance of common
  stock in settlement
  of note payable to
  shareholders of the
  company, 2001 50,000
  shares                   $     0    $      0    $ 52,871   $       0
  Reinstatement of
  common stock cancelled
  in prior year 2001
  37,251 shares            $     0    $      0    $ 10,643   $       0
  Conversion of note
  receivable from
  related party for
  common stock in
  related party            $     0    $      0    $ 15,000   $       0


See Accompanying Notes to Financial Statements.

XTREME WEBWORKS

NOTES TO FINANCIAL STATEMENTS

March 31, 2002, December 31, 2001 and 2000

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business
------------------
Xtreme Webworks ("Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Advertising, Inc. The Company offers services to Internet companies, assisting in higher recognition placement with search engines. It also designs and hosts Internet web-sites, and designs and publishes online and printed newsletters. On May 10, 1998, the Company changed it name to Xtreme Webworks.

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

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002, December 31, 2001 and 2000.

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

Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at March 31, 2002, December 31, 2001, and 2000.

Property and Equipment
----------------------
Property and Equipment is stated at cost. Depreciation is recorded using the straight-line method over the following useful life of the assets:

    Furniture and equipment               7 years
    Computer equipment and peripherals    3 years

XTREME WEBWORKS

NOTES TO FINANCIAL STATEMENTS

March 31, 2002, December 31, 2001 and 2000

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

Revenue Recognition
-------------------
The Company's main business is assisting Internet sites improve their placement on search engines. These contracts range from one to six months in duration. Revenues are recorded as services are provided. Unearned revenues are recorded as a liability for the portion of the contract outstanding at the end of the period. The Company also hosts web sites or places advertising on the Internet for clients. These services require the payment of monthly or quarterly fees by the customers. Revenues are recognized on a monthly basis, as the fees become due or non-refundable to the client. Revenue for web site design and newsletter publishing are recognized as services are performed and accepted by the client and collection of the resulting receivable is reasonably assured.

Software Development Costs
--------------------------
Development of customized web-sites is primarily marketed for use by clients. The Company expenses these costs as costs of revenues in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

XTREME WEBWORKS

NOTES TO FINANCIAL STATEMENTS

March 31, 2002, December 31, 2001 and 2000

Note 1.  Nature of Business and Significant Accounting Policies
(continued)

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company developed or purchased software Internet tools. Purchased software was modified and implemented with a minimal "application development stage." These costs were expensed as incurred. Other Internet tools were developed while the Company pursued other lines of business. The development time between the "preliminary project stage," (strategic decision making, allocating resources, etc.), and implementation was not tracked but management regarded the time as minimal, less than $1,000 in salary paid. The Company expensed these costs as incurred, as they were indeterminable and deemed immaterial.

Reclassifications
-----------------
Certain amounts in the 2001 and 2000 financial statements have been reclassified to be consistent with the presentation used in 2002.

Note 2.  Notes Payable

The Company has unsecured notes payable to shareholders of the Company and a company controlled or owned by directors or officers of the Company.

                                 March 31,    Dec. 31,     Dec. 31,
                                   2002        2001          2000
                                 --------     --------     --------
Note payable, unsecured, 18%
interest, due on demand, to a
shareholder of the Company,
converted to common stock
September 28, 2001               $      0    $       0     $  50,000

Note payable, unsecured, 8%
interest, due on demand,
to a shareholder of the
Company                            36,061       36,061             0

Note payable, unsecured, 8%
interest, due on demand,
to a shareholder of the
Company                            42,425       42,425             0

Notes payable, unsecured, 10%
interest, due on demand to a
company controlled or owned by
directors or officers of the
Company                            42,175       32,100        10,100
                                ---------    ---------     ---------

Total notes payable, secured
and unsecured                   $ 120,661    $ 110,586     $  60,100
                                =========    =========     =========

Accrued interest on related party notes payable, included in accrued expenses as of March 31, 2002, December 31, 2001 and 2000 was $13,750, $11,253 and $417, respectively.

Note 3.  Stockholders' Equity

Common stock
------------
The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on March 31, 2002, December 31, 2001, and December 31, 2000, of 3,950,318, 3,950,318 and 3,790,067 shares, respectively. The
Company has not authorized any preferred stock.

XTREME WEBWORKS

Notes to financial statements

March 31, 2002, December 31, 2001 and 2000

Note 3.  Stockholders' Equity (continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended March 31, 2002 and 2001 were 3,950,318 and 3,796,366, respectively, and for the years ended December 31, 2001 and 2000 were 3,840,158 and 2,255,476, respectively.
As of March 31, 2002, December 31, 2001 and 2000, the Company had no dilutive potential common shares.

The Company cancelled shares of a former employee in November 2000 for failure to perform services. In 2001, these shares were reinstated by court order.

Private Placement Memorandum
----------------------------

In April 2001, the Company began sales under a Private Placement Memorandum (PPM) dated January 15, 2001. The PPM proposes to raise $1,000,000 through sales of 500,000 shares of stock. The offering is pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933. Through May 12, 2002, the Company has sold 25,000 shares of stock for $50,000.

NASD Listing
------------

The Company filed disclosure and information statements pursuant to NASD Manual Rule 6740 and Rule 15c2-11 of the Securities and Exchange Act of 1934 with the National Association of Security Dealers.
Effective May 14, 2001, the Company was granted the symbol XWEB for quotation on the Over-the-Counter Bulletin Board (OTCBB).

Note 4.  Related Party Transactions

Pursuant to the Consulting Agreement ("Agreement"), dated June 1, 1999, with Shogun Investment Group, Ltd. ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Shogun and its officers constructively own 26.4% of the Company. Expenses pursuant to the Agreement were $32,500 and $0 for the three months ended March 31, 2002 and 2001, respectively, and $205,080 and $200,00 for the years ended December 31, 2001 and 2000, respectively. The consulting fee for 2000 was converted to stock in September 2000. Included in accounts payable for the consulting fees are $237,580, $205,080 and $0 as of March 31, 2002, December 31, 2001 and 2000, respectively.

The Company rents office space from Shogun under a lease agreement dated January 1, 2000. Rent expense to Shogun was $5,577 and $4,945 for the three months ended March 31, 2002 and 2001, respectively and $19,781 for the years ended December 31, 2001 and 2000, respectively. Effective January 1, 2002, the Company signed a new lease agreement. The lease is for two years with a monthly rent of $1,859 during the first year and $1,970 the second year. Lease obligations for the Company for the years ended December 31, 2002 and 2003 are $22,308 and $23,640, respectively.

XTREME WEBWORKS

NOTES TO FINANCIAL STATEMENTS

March 31, 2002, December 31, 2001 and 2000

Note 5.  Subsequent Event

On April 26, 2002, the Company executed an Acquisition Agreement ("Agreement") with Waste Renewal Systems, Inc. ("Waste"), a Nevada corporation. Under the terms of the Agreement, the Company will exchange 5,000,000 shares of restricted 144 common stock for 5,000,000 shares of Waste, representing all of the issued and outstanding shares of Waste.

Note 6.  Going Concern

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW
----------------
Xtreme Webworks (the "Company") is a growing Internet business promotion company, providing web-site and web page promotion for its clients.

The Promotion Program

Xtreme Webworks has developed proprietary software, and uses various commercial software, to stimulate Internet traffic to its clients' web-sites.

Xtreme Webworks provides web-site promotion for its clients by providing the following services:

o Creates 280 HTML attraction pages for each client's web-site.
o Selects 20 keywords and supplies an attraction page for each keyword for each major Internet search engine. (An attraction page is the individual page that attracts a search engine to one keyword.)
o Supplies an "Enter" button on each attraction page.
o Submits doorway pages to 14 major Internet search engines on a daily basis.
o Submits each client's "site" to 1,000+ other minor Internet search engines on a weekly basis.
o Manually submits to live directories: Yahoo, NBCI, and DMOZ.
o Arranges, updates and maintains hyperlinks to each client's web-site from 1000+ link locations around the world.
o Posts each client's link to and from "Our Friends Page" (Link
Exchange Program).
o Posts a block ad on hundreds of  advertising sites on the Internet.
o Changes  and updates each client's attraction pages regularly.
o Optional service: Submits to foreign Internet search engines at the client's request.

Platinum Package:
-----------------
o Xtreme Webworks creates a Domain Name that is related to your site and/or products.
o This URL will be placed on Xtreme Webworks' server where the dynamic pages are being created to serve the purpose of delivering these pages to the search engines.
o All traffic that is generated from this URL will be re-directed to your Domain instantaneously and is not viewed by the searcher.
o Each URL is based on 10 keywords/phrases that are viewable in 10 options.
o 10 templates x 10 keywords/phrases x 14 major search engines
= 1,400 dynamically generated pages.
o The dynamic pages are attractive to the search engines because these pages are constantly re-created with fresh content with each visit from the search engine.
o In addition, we will generate 280 Static Attraction Pages based on 20 keywords/phrases, which are on your server.
o We submit all of the static pages daily to the 14+ major search engines and daily to 200-900+ minor search engines.
o The submission of these pages to the link sites on a daily basis, increasing the stature of your site.
o Manual submissions to directories like NBCi, Yahoo, Dmoz are performed and/or updated for your domain.
o To increase exposure for your product or services, we will post a classified advertisement to numerous sites.
o The success of your campaign will be monitored closely and posted on the Web.

Gold Package:
-------------
o Xtreme Webworks will create 280 Customized Attraction Pages based on 20 keywords/phrases, which are on your server.
o We submit all of the pages daily to the 14+ major search engines and daily to 200- 900+ minor search engines.
o Xtreme will submit your site and the attraction pages daily to link sites to increase the stature of your site
o Manual submissions to directories like NBCi, Yahoo, Dmoz are performed and/or updated for your Domain.
o To increase exposure for your product or services, we will post a classified advertisement to numerous sites.
o The success of your campaign will be monitored closely and posted on the Web.

During the first quarter of 2001, Xtreme Webworks introduced a new series of promotion product in-order to better serve its clients' needs. These new products include:

International services:

Gold Package International (English Pages):
-------------------------------------------
o Xtreme Webworks will create 280 Customized Attraction Pages, which reside on our server.
o The submission of these attraction pages is performed on a daily basis to the 200+ foreign search engines.
o Xtreme will submit your site daily to link sites all over the world in the language that you choose.
o A translated text with information about your product or service will be posted to foreign classified ads.
o The success of your campaign will be monitored constantly and posted on the Web.

Gold Package International:
---------------------------
o Xtreme Webworks will create 280 Customized Attraction Pages in foreign languages to include German, Spanish, French or Italian.
o The submission of these attraction pages is performed on a daily base to 200+ foreign engines.

Single Product Line:
--------------------
o Creation of 280 Attraction Pages
o Creation of 140 Attraction Pages
o Submit Attraction Pages to 14+ major search engines
o Submit Domain daily to 14+ major search engines w/ Meta Tag
Optimization
o Submit Domain daily to 200-900 + minor search engines
o Submit Domain to 8000+ link sites
o Manual submission to open directories (Yahoo, NBCI, Dmoz)
o Post classified ads.

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH
31, 2001.

REVENUES. For the three months ended March 31, 2002, revenues were approximately $88,161 a decrease of approximately $38,800 or 31%, versus revenues of approximately $127,000 for the three months ended March 31, 2001. The decrease in revenues for the 2002 period was due primarily to: 1) the lasting effects of the tragic events of September 11, 2001, 2) other suppliers that provide services to Xtreme were also effected by these events and were not able to perform as usual, causing Xtreme to temporarily cut back their own services until the quality of supplier services improve again.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2002 decreased by approximately $20,800, or 44% from the three months ended March 31, 2001 due primarily to decrease in revenues.

GROSS PROFITS. Gross profits for the three months ended March 31, 2002 equaled approximately $23,000 versus approximately $41,000 for the three months ended March 31, 2001. This was due primarily to the decrease in revenues.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses decreased to approximately $106,100, a decrease of $14,400 or 12% for the three months ended March 31, 2002 as compared to approximately $120,500 for the three months ended March 31, 2001. This decrease in operating expenses for the three months ended March 31, 2002 were primarily due to: 1) work force reduction, and 2) the related payroll taxes and expenses of the same work force reduction.

NET PROFIT (LOSS). Net loss for the three months ended March 31, 2002 increased by approximately $5,400 from the comparable period in the prior year as a result of decreased revenues in the first quarter of 2002, due primarily to the tragic events of September 11, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
OVERVIEW. The Company had a positive cash flow from operating activities for the three months ended March 31, 2002 of approximately $6,727 compared to $12,379 for the three months ended March 31, 2001. During the first quarter of 2002, increases in accounts payable and accrued liabilities were offset by decreases in account receivables.

Management believes that the Company will be able to meet its current and a future obligation primarily with internal revenues generated from sales of the Company's various services and products. Sales should begin to increase significantly during the year of 2002. In addition, the Company may raise additional capital through the sale of stocks on the Over-the-Counter-Bulletin-Board, and/or other sources of external liquidity, such as procurements of loans from related parties in order to continue expansion.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis.

ASSETS AND LIABILITIES. As of March 31, 2002, the Company had assets of approximately $147,000, compared to approximately 250,000 as of March 31, 2001. This was due primarily to a decrease of approximately $5,600 in cash accounts, a decrease of approximately $39,000 in account receivables and a decrease in officer receivables. The Company's current liabilities increased from approximately $481,000 as of March 31, 2001 to approximately $550,000 as of March 31, 2002. This was due primarily to an increase in notes payable and accounts payable and accrued liabilities, due to the decrease in revenues and an increase in borrowed funds caused by the events of September 11, 2001.

STATEMENT ON FORWARD-LOOKING INFORMATION
----------------------------------------
Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company's operations may vary materially from any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
No. Description
--- -----------------------------------------

3.1 Articles of Incorporation
    of Xtreme Companies, Inc.
    fka Xtreme Webworks
    fka Shogun Advertising, Inc.
    (Incorporated by reference from Exhibit 3.1 of Form 10SB12G/A filed November 7, 2000).

3.2 Bylaws
    of Xtreme Companies, Inc.
    fka Xtreme Webworks
    fka Shogun Advertising, Inc.
    (Incorporated by reference from Exhibit 3.2 of Form 10SB12G/A filed November 7, 2000).

    Material Contracts

10.1 New Service Agreement
    (Incorporated by reference from Exhibit 10.1 of Form 10KSB filed April 3, 2001).

10.2 Lease Agreement (with attached exhibits).
     (Incorporated by reference from Exhibit 10.2 of Form 10KSB filed March 31, 2002).

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K during the first quarter of 2002.

8-K Report filed January 2, 2002
--------------------------------
Xtreme Webworks has been ordered by the District Court of Clark County, Nevada to authorize its transfer agent to transfer its common stock to Richard Splain (98,525 shares of common restricted stock) Matthew Marlon (37,251 shares of common restricted stock) and Michael Pitzel (7,000 shares of common restricted stock). Due to pending litigation involving breaches of employment and covenants addressing the non-disclosure agreements, the named Defendants can only sell their shares of stock as follows: Richard Splain pursuant to, and subject to the limitations contained in Rule 144 promulgated by the U.S. Securities and Exchange Commission under the Federal Securities Act of 1933, as amended; Matthew Marlon and Richard Splain may sell one third (1/3) of his total number of issued shares every three months and Michael Pitzel may sell his total number of issued shares. Pending the outcome of the litigation some stock may be returned to the treasury of Xtreme, or Xtreme may receive compensatory damages based on current values of stock. At this time the company is unable to speculate to the amount of damages it may recover.

8-K Report filed February 13, 2002
----------------------------------
Xtreme Webworks has retained the Law Firm of Gordon & Silver, Las Vegas, Nevada to represent its interest in the pending litigation against former employees and defendants, Matthew Marlon and Richard Splain. Xtreme Webworks authorized its legal counsel, Gordon & Silver to amend the Complaint filed in the District Court of Clark County to include a claim against Software Development and Investment of Nevada d/b/a Traffic Power.Com. The pending litigation involves breaches of covenants addressing the non-solicitation provisions of employees of Xtreme Webworks. Xtreme Webworks has demanded a cease and desist of all attempts to contact clients of Xtreme Webworks as well as of attempts to solicit employees away from Xtreme Webworks, which have resulted in interference with contractual relationships between Xtreme Webworks and its clients and employees.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTREME COMPANIES, INC.
---------------
(Name of Registrant)

Date:  May 15, 2002                        By:  /s/ Shaun Hadley
                                              --------------------
                                                    SHAUN HADLEY
                                                    PRESIDENT

Date:  May 15, 2002                        By:  /s/ Paul Hadley
                                              --------------------
                                                    PAUL HADLEY
                                                    SECRETARY