Form 10-Q
period 2002-06-30
XTREME COS INC
filed 2002-08-15
CIK 1114908

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
OR
[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO
_____.


             COMMISSION FILE NUMBER: 333-30914

                   XTREME COMPANIES, INC.
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

      Nevada                                   88-0394012
- --------------------                         --------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)             Identification No.)

8100 West Sahara, Suite 200
Las Vegas, Nevada                                   89117
- ------------------------                        -------------
(Address of principal executive offices)          (Zip Code)

                        XTREME WEBWORKS
- -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

At June 30, 2002, there were 30,000,000 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]






              XTREME COMPANIES, INC.

                 FORM 10-QSB

TABLE OF CONTENTS


Contents                                             Page
- ----------------------------------------------------------

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

  Notes to Financial Statements .......................7-10

Item 2. Management's Discussion and Analysis ..........11-14

PART II - OTHER INFORMATION ...........................15

Item 6.  Exhibits and Reports on Form 8-K .............15

SIGNATURES ............................................16


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


					June 30,	December 31,	December 31,
					2002		2001		2000
					(Unaudited)	(Audited)	(Audited)

					ASSETS
CURRENT ASSET
  Cash					 $13,869 	 $14,996 	 $5,484
  Accounts receivable, net of
  allowances for doubtful accounts
  of $0, $0 and $20,000 (Note 3)	   8,667 	   4,877	  4,325
  Officer receivable (Note 1)		  74,753 	  73,106        115,338
  Notes receivable (Note 1)		  12,384 	  31,979         21,226
  Prepaid assets			   6,070 	       0	      0

   Total current assets			$115,743 	$124,958       $146,373

PROPERTY AND EQUIPMENT, NET		 $10,656 	 $13,954        $17,368
NON-MARKETABLE SECURITIES		 $20,202 	 $23,202 	$49,100
LICENSED INTELLECTURAL PROPERTIES 					$30,000 		 $-   		 $-

   Total assets				$176,601 	$162,114       $222,941

			LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note 2)		$192,732 	$110,586 	$60,100
  Accounts payable 			 281,822 	 235,897         26,660
  Unearned revenues (Note 1)		  56,458 	  66,157	 45,733
  Accrued liabilities			  95,568 	  68,505	  9,046

   Total current liabilities		$626,580 	$481,145       $141,539

STOCKHOLDERS' EQUITY (NOTE 3)
  Common stock: $.001 par value;
  authorized 50,000,000 shares;
  issued and outstanding
  3,790,066 shares at December 31,2000;					 $3,790
  3,950,318 shares at December 31,2001;			  $3,950
  30,970,065 shares at June 30,2002;	 $30,970
  Additional Paid In Capital	       1,219,944       1,219,944      1,079,086
  Accumulated deficit		      (1,700,893)     (1,542,925)    (1,001,474)

   Total stockholders' equity	       $(449,979)    $(319,031.0)     $81,402.0

   Total Liabilities and
   stockholders' equity		        $176,601 	$162,114       $222,941




				        For the three 			For the six
				        months ended 			months ended
				          June 30,			June 30,
				2002		2001		2002		2001

Revenues (Note 1)		$43,312 	 207,859 	131,473 	334,827
Cost of Revenues		 32,068 	 126,841 	 97,223 	212,780
Gross profits (loss)		$11,244 	 $81,018 	$34,250        $122,047

Operating, general and
administrative expenses
  Payroll and
  related expenses		$12,555 	 $54,189 	$35,956        $121,827
  Director Compensation		      0		       0	      0	              0
  Consulting			  8,885 	   8,652 	 44,385 	  8,652
  Other operting
  expenses			 60,236 	  90,520 	105,830 	141,808
  Depreciation			  1,649 	   1,573 	  3,298 	  3,145

  Operating, general
  and administrative
  expenses			$83,325 	$154,934       $189,469        $275,432


  Operation  (loss)	       $(72,081)	$(73,916)     $(155,219)      $(153,385)

Non-operating income
(expenses)
  Interest income		      0		  $2,958 	 $2,247 	 $5,817
  (Loss) on
  non-marketable
  securities			      0		       0	      0		      0
  Interest expense		 (2,498)          (8,296)        (4,996)	 (9,680)
  Net (loss)		       $(74,579)	$(79,254)     $(157,968)      $(157,248)

Federal and state
income taxes			      0		       0	      0		      0

  Net (loss)		       $(74,579)	$(79,254)     $(157,968)      $(157,248)

  Net (loss) per share		 (0.002)	   (0.02)	 (0.005)	  (0.04)

  Average Number of
  Shares of Common
  Stock Outstanding	      30,970,065       3,810,021     30,970,065   3,800,836

	Common Stock and Capital
	In Excess of Par Value
					 Accumulated
                                	 Shares		Amount	      (Deficit)

Balance at December 31, 1999	         1,170,526 	$334,435     $(165,753)

January 1, 2000, issued from subscribed	   108,500 	 $31,000

January 1, 2000, issued for services 	    62,125 	 $17,750

May 8, 2000, issued for cash	           184,800 	 $52,800

May 8, 2000, issued for services	   103,156 	 $29,473

August / September, issued for cash	   425,600 	$121,600

September 6, 2000. Issued for services	 1,947,610 	$556,460

November 17, 2000, Rescission of Stock	  (212,251)     $(60,642)

Net (loss), December 31, 2000		                               (835,721)

Balance at December 31, 2000	         3,790,066    $1,082,876    $(1,001,474)

Issued common stock for services	     7,000 	  $7,000

Sale of stock from Rule 506 Private Pl	    25,000 	 $50,000

Issue stock for conversion of loan	    50,000 	 $52,871

Issued common stock for cash	            41,000 	 $20,504

Reinstate common stock	                    37,251 	 $10,643

Net (loss), December 31, 2001		                              (541,451)

Balance, December 31, 2001	         3,950,318    $1,223,894   $(1,542,925)

Net (loss), March 31, 2002		                               (83,389)

Balance, March 31, 2002	                 3,950,318    $1,223,894   $(1,626,314)

April 24, 2002, Reverse Split	        (3,160,253)	 $(2,980)

Issued common stock for Patent Rights	 5,000,000 	  $5,000


Issued common stock for Patent Rights	 25,000,000 	 $25,000

Balance, June 30, 2002	                 30,790,065   $1,250,914    $(1,626,314)

Net (loss), June 30, 2002					        (74,579)

Balance, June 30, 2002	                 30,790,065    1,250,914    $(1,700,893)


				        For the three 		        For the six
				        months ended 		        months ended
				          June 30,		          June 30,
				      2002	2001	            2002	2001

Cash Flow From Operating
Activities
Reconciliation of net loss
to net cash (used) in operating
activities

Net loss			   $(74,579)	 $(79,254)	 (157,968)	 $(157,248)
Adjustments to reconcile net
(loss) to cash (used in)
operating activities:
Depreciation			      1,649 	    1,573 	    3,298 	     3,145
Loss write-off of non-marketable
securities					        0	        0	         0
Stock issued as compensation				0	        0	     7,000
Changes in assets and liabilities
(Increase) in accounts receivable    (5,767)	  (19,679)	   (3,790)	   (41,185)
(Increase) in decrease in
officers and notes receivable	          0	   (2,944)	   (1,647)	    (5,795)
(Increase)decrease in prepaid assets (6,070)	        0	   (6,070)	       -
Increase in notes payable 	          0	   29,872 	        -   	    61,872
Increase (decrease)in accounts
payable				     (1,704)	  (20,761)	   45,925 	      (698)
Increase in accrued liabilities
and unearned revenues		      6,719 	   51,445 	   17,385 	    97,397

Net cash provided by (used in)
operating activities		   $(79,752)	 $(39,748)	 (102,867)	  $(35,512)

Cash Flows From Investing
Activities

Net borrowings (payments to)
related parties			    $86,894 	 $(10,103)	  $101,740 	   $(7,444)
Purchase of equipment		          0	        0	         0	         0

Net Cash provided by (used in)
investing activities		    $86,894 	 $(10,103)	  $101,740 	   $(7,444)

Cash Flows From Financing
Activities


Issuance of common stock	          0	  $50,000 	         0	   $50,000
Proceeds from subscriptions in
advance				          0	        0 	         0	         0

Net cash provided by financing
activities			         $-   	  $50,000 	        $-   	   $50,000

Net increase (decrease) in cash       7,142 	     $149 	    (1,127)	    $7,044
Cash and cash equivalents
at beginning of period		      6,727 	  $12,379 	    14,996 	    $5,484

Cash and cash equivalents
at end of period		     13,869 	  $12,528 	    13,869 	   $12,528






XTREME COMPANIES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2002, December 31, 2001 and 2000

Note 1. Nature of Business and Significant Accounting Policies

Nature of business

Xtreme Companies, Inc.'s plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. Xtreme Companies, Inc. may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instance, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desired to establish a public trading market for its common stock. Xtreme Companies, Inc. may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Xtreme Companies, Inc.' s management team will oversee each of these subsidiaries to ensure the effective and efficient business operations. All subsidiaries will bring high value to Xtreme Companies, Inc. in an effort to maximize shareholder value. Xtreme Companies, Inc. changed its name from Xtreme Webworks on April 29, 2002.

A summary of the Company's significant accounting policies is as follows:
-------------------------------------------------------------------------

Estimates
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
-----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002, December 31, 2001 and 2000.

Income taxes
-------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of
Note 1. Nature of Business and Significant Accounting Policies (continued)

enactment.

Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at June 30, 2002, December 31, 2001 and 2000.

Property and Equipment
-----------------------
Property and Equipment is stated at cost. Depreciation is recorded using the straight-line method over the following useful life of the assets:

     Furniture and equipment                         7 years
     Computer equipment and peripherals              3 years





Officer and Notes Receivable
------------------------------
Officer receivables represent advances to directors or officers of the Company. Compensation to the officers is expensed as services are performed. The receivables bear an interest rate of 10% per annum.

Notes receivable represents the net loans to companies controlled or owned by directors or officers of the Company. The notes are unsecured and due on demand by the Company. The notes bear an interest rate of 10% per annum.

Non-Marketable Securities
---------------------------
The Company holds stock interest in non-marketable securities, primarily in non-public companies controlled or owned by directors or officers of the Company accounted for by the cost method. The method of accounting is evaluated on a periodic basis for appropriateness based on the existing conditions and the Company's ability to exercises control. The Company determined a fair value on the investments in the related parties based on the assets and liabilities of the investments. The valuation of the investments was reduced for a more than temporary reduction in value. The Company has no investments that are accounted for by the equity method.

Revenue Recognition
--------------------
The Company's main business plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. These firms will be acquired as wholly owned subsidiaries and Xtreme Companies, Inc. will receive revenues from the development and management of these firms.

Software Development Costs
----------------------------
Currently, the Company expenses costs of revenues in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

In March 1998, the American Institute of Certified Public Accountants (AICPA)
Note 1. Nature of Business and Significant Accounting Policies (continued)

issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company developed or purchased software Internet tools. Purchased software was modified and implemented with a minimal "application development stage." These costs were expensed as incurred. Other Internet tools were developed while the Company pursued other lines of business. The development time between the "preliminary project stage," (strategic decision making, allocating resources, etc.) and implementation was not tracked but management regarded the time as minimal, less than $1,000 in salary paid. The Company expensed these costs as incurred, as they were indeterminable and deemed immaterial.

Reclassifications
-------------------
Certain amounts in the 2001 and 2000 financial statements have been reclassified to be consistent with the presentation used in 2002.

Note 2. Notes Payable

The Company has unsecured notes payable to shareholders of the Company and a company controlled or owned by directors or officers of the Company.




                                     June 30, 2002 Dec.31, 2002 Dec.31, 2000

Note payable, unsecured,
18% interest, due on demand
to a shareholder of the
company, converted to common
stock September 28, 2001.               $        0 $          0      $50,000
Note payable, unsecured,
8% interest, due on demand
to a shareholder of the
company.                                    36,061       36,061            0

Note payable, unsecured,
8% interest, due on demand
to a shareholder of the
company.                                    42,425       42,425            0

Note payable, unsecured,
10% interest, due on demand
to a shareholder of the
company.                                    72,175            0            0

Note payable, unsecured,
10% interest, due on demand
to a company controlled or
owned by directors or officers
of the Company.                             42,175       32,100       10,100
                                           --------     --------     -------


Total notes payable,
secured and unsecured                     $192,732     $110,586      $60,100
                                          ---------    ---------    --------
                                          ---------    ---------    --------

Accrued interest on related party notes payable, included in accrued expenses as of June 30, 2002, December 31, 2001 and 2000 was $27,500, $11,253 and $417, respectively.

Note 3. Stockholders' Equity

Common stock
--------------
The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on June 30, 2002, December 31, 2001 and 2000 of 30,790,065, 3,950,318 and
3,790,067 shares, respectively. The Company has not authorized any preferred stock.

Net loss per common share
--------------------------
Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Note 3. Stockholders' Equity (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding for the three months ended June 30, 2002 and 2001 was 22,465,731 and 3,810,021, respectively, and for the years ended December 31, 2001 and 2000 was 3,840,158 and 2,255,476, respectively. As of June 30, 2002,
December 31, 2001 and 2000 the Company had no dilutive potential common shares.

The Company cancelled shares of a former employee in November 2000 for failure to perform services. In 2001, these shares were reinstated by court order.

Private Placement Memorandum
-----------------------------
In April 2001, the Company began sales under a Private Placement Memorandum
(PPM) dated January 15, 2001. The PPM proposes to raise $1,000,000 through the sale of 500,000 shares of stock. The offering is pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Through May 12, 2002, the Company had sold 25,000 shares of stock for $50,000.

NASD Listing
-------------
The Company filed disclosure and information statements pursuant to NASD Manual Rule 6740 and Rule 15c2-11 of the Securities Exchange Act of 1934 with the National Association of Security Dealers. Effective May 14, 2001, the Company was granted the symbol XWEB for quotation on the Over-The-Counter Bulletin Board (OTCBB).


Note 4. Related Party Transactions

Pursuant to the Consulting Agreement ("Agreement"), dated June 1, 1999, with Shogun Investment Group, Ltd. ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Shogun and its officers constructively own 42.7% of the Company. Expenses pursuant to the Agreement were $32,500 and $0 for the three months ended June 30, 2002 and 2001, respectively, and $205,080 and $200,000 for the years ended December 31, 2001 and 2000, respectively. The consulting fee for 2000 was converted to stock in September 2000. Included in accounts payable for the consulting fees are $237,580, $205,080 and $0 as of June 30, 2002, December 31, 2001
and 2000, respectively.

The Company rents office space from Shogun under a sublease agreement dated January' 1, 2000. Rent expense to Shogun was $11,154 and $9,890 for the three months ended June 30, 2002 and 2001, respectively and $19,781 for the years ended December 31, 2001 and 2000, respectively. Effective January 1, 2002, the Company signed a new sublease. The lease is for two years with a monthly rent of $1,859 during the first year and $1,970 the second year. Lease obligations for the Company for the years ended December 31, 2002 and 2003 are $22,308 and $23,640, respectively.

Note 5. Subsequent Event

On April 26, 2002, the Company executed an Acquisition Agreement
("Agreement") with Waste Renewal Systems, Inc. ("Waste"), a Nevada Corporation. Under the terms of the Agreement, the Company will exchange 5,000,000 shares of restricted common stock for 5,000,000 shares of Waste, representing all of the issued and outstanding shares of Waste.

On April 29, 2002, the Company amended its Articles of Incorporation and changed its name to Xtreme Companies, Inc.

On May 15, 2002, the Company executed an Acquisition Agreement ("Agreement") with Nuccon International, Inc., ("Nuccon") a Nevada Corporation. Under the terms of the Agreement, the Company will exchange 25,000,000 shares of restricted common stock for 25,000,000 shares of Nuccon, representing all of the issued and outstanding shares of Nuccon.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's key focuses will be on waste reduction, nuclear waste containment and innovative sensing and cleaning systems. These markets represent a cumulative $3 to $5 billion dollars per year of which $2 billion is identified with no competitor in place.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
No. Description
- --- -----------------------------------------

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

    Material Contracts

10.1 New Service Agreement
    (Incorporated by reference from Exhibit 10.1 of Form 10KSB filed April 3, 2001).

10.2 Lease Agreement (with attached exhibits).
     (Incorporated by reference from Exhibit 10.2 of Form 10KSB filed March 31, 2002).

(b) Reports on Form 8-K

The Company filed four reports on Form 8-K during the second quarter of 2002.

8-K Report filed May 7, 2002
- ----------------------------------
On April 25, 2002, Xtreme Webworks signed a Letter of Intent to acquire Waste Renewal Systems, Inc. a privately held Nevada corporation. A copy of the Letter of Intent is filed as an exhibit herewith.

8-K Report filed May 8, 2002
- --------------------------------
On April 26, 2002, Xtreme Webworks signed an acquisition agreement with Waste Renewal Systems, Inc. a privately held Nevada corporation.

8-K Report filed May 14, 2002
- ----------------------------------
On April 29, 2002, Xtreme Webworks amended its Articles of Incorporation to reflect a change in the Company's name as approved by a majority of the Shareholders to better reflect its diversification plans. Xtreme Webworks' name has been changed to Xtreme Companies,Inc. In addition, on May 8, 2002, the NASD changed Xtreme's symbol for the Over-the-Counter Bulletin Board (OTC-BB) to XTRE to further reflect the change of the Company's name.

8-K Report filed May 15, 2002
- ----------------------------------

Mr. Kip Swan has tendered his resignation from our Board of Directors effective immediately. Mr. Swan has resigned to pursue other matters and has no disagreement on any matter relating to our Comapny's operation, policies, or practices. Mr. Clayton Kass of Nucon International, Inc. has been elected to fill the vacancy left by Mr. Swan's resignation.

8-K Report filed June 12, 2002
- ----------------------------------

On June 10, 2002 Xtreme Companies changed the name of its newly-aquired wholly owned subsidiary from Nucon International Inc. to Nucon1 International Inc. to differentiate their nuclear waste treatment company from other similarly named companies.


8-K Report filed July 3, 2002
- ----------------------------------
On July 02,2002 Xtreme Companies, Inc. changed the name of its newly-aquired wholly owned subsidiary from Nucon1 International, Inc. to Nuclear Reduction Systems, Inc. to differentiate their nuclear waste treatment company from other similarly named companies.


8-K Report filed July 17, 2002
- ----------------------------------
On July 16, 2002, Xtreme Companies signed a Settlement Agreement in the Breach of Employment Contract case of Xtreme Webworks v. Marlon et. al. "Without admissions of fault and for the sole purpose of ending any possible litigation" the Court ordered the dismissal of all claims between Xtreme and Marlon. As a condition of the Settlement, Marlon shall transfer any and all Shares of Xtreme's common stock back to the Company. Gordon & Silver, attorneys for Xtreme returned the certificate numbered 2272 for 37,251 shares to Xtreme's main office on July 16, 2002. The shares are to be returned to the treasury of the Company.



8-K Report filed August 9, 2002
- ----------------------------------

Mr. Jim Burgaur has tendered his resignation from our Board of Directors effective immediately. Mr. burgaur has resigned to pursue other matters and has no disagreement on any matter relating to our Comapny's operation, policies, or practices. The Directorship left vacant by Mr. Burgaur's resignation has not been filled.




SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTREME COMPANIES, INC.
- ---------------
(Name of Registrant)

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