Form 10QSB
period 2002-09-30
XTREME COS INC
filed 2002-11-15
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                        COMMISSION FILE NUMBER: 333-30914

                             XTREME COMPANIES, INC.
       (Exact name of small business issuer as specified in its charter)


             Nevada                                               88-0394012
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

     8100 West Sahara, Suite 200
         Las Vegas, Nevada                                           89117
(Address of principal executive offices)                          (Zip Code)


                                 XTREME WEBWORKS
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

At September 30, 2002, there were 30,000,000 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                            September 30,   December 31,   December 31,
                                                                2002           2001           2000
                                                             -----------    -----------    -----------
                                                             (Unaudited)
(Audited) (Audited)
                                     ASSETS
CURRENT ASSET
  Cash                                                       $    32,792    $    14,996    $     5,484
  Accounts receivable, net of
  allowances for doubtful accounts
  of $0, $0 and $20,000 (Note 3)                                   8,209          4,877          4,325
  Officer receivable (Note 1)                                         --         73,106        115,338
  Notes receivable (Note 1)                                           --         31,979         21,226
  Prepaid assets                                                      --              0              0
                                                             -----------    -----------    -----------

   Total current assets                                      $    41,001    $   124,958    $   146,373

PROPERTY AND EQUIPMENT, NET                                  $    10,769    $    13,954    $    17,368
NON-MARKETABLE SECURITIES                                    $    20,202    $    23,202    $    49,100
LICENSED INTELLECTURAL PROPERTIES                            $    30,000    $        --    $        --
                                                             -----------    -----------    -----------

   Total assets                                              $   101,972    $   162,114    $   222,941
                                                             ===========    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note 2)                                     $   133,168    $   110,586    $    60,100
  Accounts payable                                               287,463        235,897         26,660
  Unearned revenues (Note 1)                                      28,729         66,157         45,733
  Accrued liabilities                                             94,866         68,505          9,046
                                                             -----------    -----------    -----------

   Total current liabilities                                 $   544,226    $   481,145    $   141,539

STOCKHOLDERS' EQUITY (NOTE 3)
  Common stock: $.001 par value;
  authorized 50,000,000 shares;
  issued and outstanding
  3,790,066 shares at December 31,2000;                                                    $     3,790
  3,950,318 shares at December 31,2001;                                     $     3,790
  30,970,065 shares at June 30,2002;                         $    30,970
  Additional Paid In Capital                                   1,219,944      1,219,944      1,079,086
  Accumulated deficit                                         (1,693,168)    (1,542,925)    (1,001,474)
                                                             -----------    -----------    -----------

   Total stockholders' equity                                $  (442,254)   $(319,191.0)   $  81,402.0
                                                             -----------    -----------    -----------

   Total Liabilities and
   stockholders' equity                                      $   101,972    $   161,954    $   222,941
                                                             ===========    ===========    ===========

                                  For the three                   For the nine
                                  months ended                    months ended
                                  September 30,                   September 30,
                          ----------------------------    ----------------------------
                              2002            2001            2002            2001
                          ------------    ------------    ------------    ------------
Revenues (Note 1)         $     28,503         207,859         158,327         334,827
Cost of Revenues                 7,037         126,841         104,260         212,780
                          ------------    ------------    ------------    ------------
Gross profits (loss)      $     21,466    $     81,018    $     54,067    $    122,047

Operating, general and
administrative expenses
  Payroll and
  related expenses        $      5,339    $     54,189    $     41,295    $    121,827
  Director Compensation              0               0               0               0
  Consulting                     3,310           8,652          47,695           8,652
  Other operting
  expenses                         945          90,520         105,126         141,808
  Depreciation                   1,649           1,573           4,947           3,145
                          ------------    ------------    ------------    ------------

  Operating, general
  and administrative
  expenses                $     11,243    $    154,934    $    199,063    $    275,432
                          ------------    ------------    ------------    ------------

  Operation (loss)        $     10,223    $    (73,916)   $   (144,996)   $   (153,385)

Non-operating income
(expenses)
  Interest income                    0    $      2,958    $      2,247    $      5,817
  (Loss) on
  non-marketable
  securities                         0               0               0               0
  Interest expense              (2,498)         (8,296)         (7,494)         (9,680)
                          ------------    ------------    ------------    ------------

  Net (loss)              $      7,725    $    (79,254)   $   (150,243)   $   (157,248)

Federal and state
income taxes                         0               0               0               0
                          ------------    ------------    ------------    ------------

  Net (loss)              $      7,725    $    (79,254)   $   (150,243)   $   (157,248)
                          ============    ============    ============    ============

  Net (loss) per share           0.003           (0.02)         (0.005)          (0.04)
                          ============    ============    ============    ============

  Average Number of
  Shares of Common
  Stock Outstanding         30,970,065       3,810,021      30,970,065       3,800,836
                          ============    ============    ============    ============

                                                 Common Stock and Capital
                                                  In Excess of Par Value
                                                 -------------------------    Accumulated
                                                   Shares        Amount        (Deficit)
                                                 ----------    -----------    -----------
Balance at December 31, 1999                      1,170,526    $   334,435    $  (165,753)

January 1, 2000, issued from subscribed             108,500    $    31,000

January 1, 2000, issued for services                 62,125    $    17,750

May 8, 2000, issued for cash                        184,800    $    52,800

May 8, 2000, issued for services                    103,156    $    29,473

August / September, issued for cash                 425,600    $   121,600

September 6, 2000. Issued for services            1,947,610    $   556,460

November 17, 2000, Rescission of Stock             (212,251)   $   (60,642)

Net (loss), December 31, 2000                                                    (835,721)

Balance at December 31, 2000                      3,790,066    $ 1,082,876    $(1,001,474)

Issued common stock for services                      7,000    $     7,000

Sale of stock from Rule 506 Private Placement        25,000    $    50,000

Issue stock for conversion of loan                   50,000    $    52,871

Issued common stock for cash                         41,000    $    20,504

Reinstate common stock                               37,251    $    10,643

Net (loss), December 31, 2001                                                    (541,451)

Balance, December 31, 2001                        3,950,318    $ 1,223,894    $(1,542,925)

Net (loss), March 31, 2002                                                        (83,389)

Balance, March 31, 2002                           3,950,318    $ 1,223,894    $(1,626,314)

April 24, 2002, Reverse Split                    (3,160,253)   $    (2,980)

Issued common stock for Patent Rights             5,000,000    $     5,000

Issued common stock for Patent Rights            25,000,000    $    25,000

Balance, June 30, 2002                           30,790,065    $ 1,250,914    $(1,626,314)

Net (loss), June 30, 2002                                                         (74,579)

Balance, June 30, 2002                           30,790,065      1,250,914    $(1,700,893)

Net (loss), September 30, 2002                                                      7,725

Balance, September 30, 2002                      30,790,065    $(1,693,168)

                                            For the three             For the nine
                                            months ended              months ended
                                            September 30,             September 30,
                                       ----------------------    ----------------------
                                          2002         2001         2002         2001
                                       ---------    ---------    ---------    ---------
Cash Flow From Operating
Activities
Reconciliation of net loss
to net cash (used) in operating
activities

Net loss                               $   7,725    $ (79,254)    (150,243)   $(157,248)
Adjustments to reconcile net
(loss) to cash (used in)
operating activities:
Depreciation                               1,649        1,573        4,947        3,145
Loss write-off of non-marketable
securities                                                  0            0            0
Stock issued as compensation                                0            0        7,000
Changes in assets and liabilities
(Increase) in accounts receivable         (5,767)     (19,679)      (3,790)     (41,185)
(Increase) in decrease in
officers and notes receivable                  0       (2,944)      (1,647)      (5,795)
(Increase)decrease in prepaid assets      (6,070)           0       (6,070)          --
Increase in notes payable                      0       29,872           --       61,872
Increase (decrease)in accounts
payable                                   (1,704)     (20,761)      45,925         (698)
Increase in accrued liabilities
and unearned revenues                      6,719       51,445       17,385       97,397
                                       ---------    ---------    ---------    ---------

Net cash provided by (used in)
operating activities                   $   2,552    $ (39,748)   $ (93,493)   $ (35,512)

Cash Flows From Investing
Activities

Net borrowings (payments to)
related parties                        $  86,894    $ (10,103)   $ 101,740    $  (7,444)
Purchase of equipment                          0            0            0            0
                                       ---------    ---------    ---------    ---------

Net Cash provided by (used in)
investing activities                   $  86,894    $ (10,103)   $ 101,740    $  (7,444)

Cash Flows From Financing
Activities

Issuance of common stock                       0    $  50,000            0    $  50,000
Proceeds from subscriptions in
advance                                        0            0            0            0
                                       ---------    ---------    ---------    ---------

Net cash provided by financing
activities                             $      --    $  50,000    $      --    $  50,000

Net increase (decrease) in cash           89,446    $     149        8,247    $   7,044
Cash and cash equivalents
at beginning of period                     6,727    $  12,379       14,996    $   5,484
                                       ---------    ---------    ---------    ---------

Cash and cash equivalents
at end of period                          96,173    $  12,528       23,243    $  12,528
                                       =========    =========    =========    =========

XTREME COMPANIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2002, December 31, 2001 and 2000

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months of less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002, December 31, 2001 and 2000.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of Note 1. Nature of Business and Significant Accounting Policies enactment.

Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at September 30, 2002, December 31, 2001 and 2000.

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

In March 1998, the American Institute of Certified Public Accountants (AICPA)
Note 1. Nature of Business and Significant Accounting Policies issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. The Company developed or purchased software Internet tools. Purchased software was modified and implemented with a minimal "application development stage." These costs were expensed as incurred. Other Internet tools were developed while the Company pursued other lines of business. The development time between the "preliminary project stage," (strategic decision making, allocating resources, etc.) and implementation was not tracked but management regarded the time as minimal, less than $1,000 in salary paid. The Company expensed these costs as incurred, as they were indeterminable and deemed immaterial.

RECLASSIFICATIONS

Certain amounts in the 2001 and 2000 financial statements have been reclassified to be consistent with the presentation used in 2002.

Note 2. NOTES PAYABLE

The Company has unsecured notes payable to shareholders of the Company and a company controlled or owned by directors or officers of the Company.

                                   June 30, 2002    Dec 31, 2002    Dec 31, 2000
                                   -------------    ------------    ------------
Note payable, unsecured,
18% interest, due on demand
to a shareholder of the
company, converted to common
stock September 28, 2001             $      0         $      0         $ 50,000

Note payable, unsecured,
8% interest, due on demand
to a shareholder of the
company                                36,061           36,061                0

Note payable, unsecured,
8% interest, due on demand
to a shareholder of the
company                                42,425           42,425                0

Note payable, unsecured,
10% interest, due on demand
to a shareholder of the
company                                72,175                0                0

Note payable, unsecured,
10% interest, due on demand
to a company controlled or
owned by directors or officers
of the Company                         42,175           32,100           10,100

Total notes payable,
secured and unsecured                $192,732         $110,586         $ 60,100

Accrued interest on related party notes payable, included in accrued expenses as of September 30, 2002, December 31, 2001 and 2000 was $27,500, $11,253 and $417,
respectively.

Note 3. STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The company had stock issued and outstanding on September 30, 2002, December 31, 2001 and 2000 of 30,790,065, 3,950,318 and 3,790,067
shares, respectively. The Company has not authorized any preferred stock.

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

Note 4. RELATED PARTY TRANSACTIONS

Pursuant to the Consulting Agreement ("Agreement"), dated June 1, 1999, with Shogun Investment Group, Ltd. ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Shogun and its officers constructively own 42.7% of the Company. Expenses pursuant to the Agreement were $32,500 and $0 for the three months ended September 30, 2002 and 2001, respectively, and $205,080 and $200,000 for the years ended December 31, 2001 and 2000, respectively. The consulting fee for 2000 was converted to stock in September 2000. Included in accounts payable for the consulting fees are $237,580, $205,080 and $0 as of June 30, 2002, December 31, 2001 and 2000, respectively.

The Company rents office space from Shogun under a sublease agreement dated January' 1, 2000. Rent expense to Shogun was $5,577 and $11,154 for the three months ended September 30, 2002 and 2001, respectively and $19,781 for the years ended December 31, 2001 and 2000, respectively. Effective January 1, 2002, the Company signed a new sublease. The lease is for two years with a monthly rent of $1,859 during the first year and $1,970 the second year. The Company has negotiated an early release from any lease obligations for the Company. Any and all further obligations due for the balance of the year ending December 31, 2002 and 2003 have been canceled.

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

On April 29, 2002, the Company amended its Articles of Incorporation and changed its name to Xtreme Companies, Inc.

On May 15, 2002, the Company executed an Acquisition Agreement ("Agreement") with Nucon International, Inc., ("Nucon") a Nevada Corporation, later changed to Nuclear Reduction Systems, Inc., Under the terms of the Agreement, the Company will exchange 25,000,000 shares of restricted common stock for 25,000,000 shares of Nucon, representing all of the issued and outstanding shares of Nucon.

On July 8, 2002, the Company began organizing a marketing and sales division to introduce its municipal solid waste reduction systems. Marketing will begin in Nevada, California and New York.

On September 5, 2002, the Company began negotiations with various international companies to market the Company's municipal solid waste reduction systems. Several of the international companies have already had serious discussions with various municipalities to provide waste reduction such as Canada, Brazil and Mexico.

On November 30, 2002, the Company will discontinue to provide Internet Search Engine services. The Company will turn over all of their existing clients to other companies that have similar services in order that the last of the existing customer will be well served. The Company is not expecting to receive any compensation for their clients, however the Company has made every effort to assure the clients receive the best possible service do to and during the change over.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2001.

REVENUES. For the nine months ended September 30, 2002, revenues were approximately $158,327, a decrease of approximately $176,500 or 53%, versus revenues of approximately $334,827 for the nine months ended September 30, 2001. The decrease in revenues for the 2002 period was due primarily to 1) the Company sustained a down turn in revenues due to the tragic events of September 11 2001,
2) change in the Company's products from web site design to promotion of search engine placement, 3) the change in the companies overall direction of products and services, 4) the publication of two publications for one of the Company's primary clients, was discontinued due to the clients slow down in revenues.

COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2002 decreased by $108,520 or 51%, from the nine months ended September 30, 2001 due primarily to decrease in revenues.

GROSS PROFIT. Gross profits for the nine months ended September 30, 2002 equaled approximately $54,067 versus $122,047 in the nine months ended September 30, 2001. This was due primarily to a decrease in revenues for the first three quarters of the year 2002.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses decreased to approximately $199,063, a decrease of $76,369 or 28% for the nine months ended September 30, 2002 as compared to approximately $275,432 for the nine months ended September 30, 2001. The decrease in operating expensed for the nine months ended September 30, 2002 occurred primarily due to 1) a decrease in payroll expenses, due to the major cost of programming expense not required again in 2002, 2) bad debt expense was not as prevalent as the previous year, and 3) due to the decrease in revenues.

NET PROFIT (LOSS). Net loss for the nine months ended September 30, 2002 decreased by approximately $ 7,005 from the comparable period in September 30, 2001 as a result of the aforementioned decrease in overhead expenses due from the streamlining of operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. Even though the Company sustained a down turn in revenues due to the tragic events of September 11, 2001 management believes that the Company will be able to meet it's current and future obligations primarily with their new direction of products and services coming on line.

As the nation recovers form the events of September 11, 2001, so does the Company and management believes that sales will continue to accelerate in the year 2003.

ASSETS AND LIABILITIES. As of September 30, 2002, the Company has assets of approximately $101,972, compared to $309,431 as of September 30, 2001. The decrease of approximately $207,459 was primarily due to a decrease of approximately $70,173 in accounts receivable, a decrease of approximately $118,901 officer receivables and a decrease in notes receivable. The Company's current liabilities increased from $352113 as of September 30, 2001 to approximately $544,226 as of September 30, 2002. This was due primarily to an increase in accounts payable, notes payable and accrued liabilities due to the decrease in revenues and increase in borrowed funds caused by the events of September 11, 2001.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking, such as statement relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and subject to change. Actual results of the Company's operations may vary materially form any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit
     No.       Description
     ---       -----------
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

8-K REPORT FILED JULY 3, 2002

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

8-K REPORT FILED AUGUST 16, 2002

On August 9, 2002, Kyle Tingle resigned as Certifying Accountant for the company. The principal accountant's report on the financial statement for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the registrant's two most recent fiscal years and any subsequent interim period preceding such resignation there were no disagreements with the former accountant on any matter of accounting principles or practices.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTREME COMPANIES, INC.
(Name of Registrant)

Date: November 13, 2002                 By: /s/ SHAUN HADLEY
                                            --------------------
                                            SHAUN HADLEY
                                            PRESIDENT

Date: November 13, 2002                 By: /s/ PAUL HADLEY
                                            --------------------
                                            PAUL HADLEY
                                            SECRETARY

CERTIFICATION

In connection with the Quarterly Report of Xtreme Companies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Don Bradley, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


                                        /s/ Don Bradley
Date: November 13, 2002                 -------------------------------------
                                        Don Bradley
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER