Form 10KSB
period 2002-12-31
XTREME COMPANIES INC
filed 2003-04-16
CIK 1114908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended December 31, 2002.
                                -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to __________

                        Commission File Number: 333-30914
                                                ---------

                             Xtreme Companies, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                  88-0394012
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             9116 Covered Wagon Dr.
                             Las Vegas, Nevada 89117
                     --------------------------------------
                    (Address of principal executive offices)

                                 (702) 243-4199
                            -------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common

Stock, $0.001 par value per share, 50,000,000 shares authorized 30,820,065 issued and outstanding as of December 31, 2002.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                    CONTENTS

                                                   PAGE
PART I

Item 1. Description of Business...................... 2
Item 2. Description of Property .................... 10
Item 3. Legal Proceedings........................... 10
Item 4. Submission of Matters to a Vote of Security
        Holders..................................... 10

PART II

Item 5. Market for Common Equity and Related Stockholder
        Matters..................................... 10
Item 6. Management's Discussion and Analysis or Plan of
        Operation................................... 10
Item 7. Financial Statements........................ 11
Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure......... 11

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
        Exchange Act................................. 11
Item 10.Executive Compensation....................... 12
Item 11.Security Ownership of Certain Beneficial Owners
        And Management............................... 12
Item 12.Certain Relationships and Related
        Transactions................................. 12
Item 13.Exhibits and Reports on Form 8-K............. 14

SIGNATURES   ........................................ 14

                                     PART I

ITEM 1. Description of Business

XTREME COMPANIES INCORPORATED is a Nevada corporation designed to assist in the acquisition development and finance of energy related issues. The primary mission of XTRE has been to surround the company with scientists, executives, operators and contractors with a history of success to forward the following business plan. In addition to the personnel we have chosen, our flagship of operations Waste Renewal Systems, Inc. will contribute to the cash flow yields that facilitate the launch of this business plan.

Executive Summary

Background

Municipal solid waste disposal is one of the most serious environmental issues facing the industrialized world today. The $180 billion cost of collection and disposal of municipal solid waste continues to stretch government limits as population and industrialization grows. Unfortunately, nearly half of the worldwide costs for disposal and collection of municipal solid waste is paid for by the already stretched thin state and local government systems in the United States. Inefficient ways to solve the municipal solid waste problem in the past have included landfill disposal (57 percent), material separation and recycling (27 percent) and direct combustion (16 percent).

Meanwhile, governmental and social concerns about the effects of landfills and solid waste incineration on the environment (leaks, spills and hazardous/toxic emissions) have spawned a variety of state and federal regulations that have dramatically increased disposal costs and municipal solid waste operator liabilities. Increasingly, these regulations and others are severely limiting the future use of landfills and incineration as a municipal solid waste management option. Material separation, using both curbside recycling and material recycling facilities, are proving to be costly operations, and on their own, are not achieving the mandated government goals of recycling 50 percent of all waste. A new cost effective, and environmentally friendly, way of disposing of solid waste is desperately needed before the costly environmental problem hits the crisis stage.

Waste Renewal Systems, Inc., a wholly owned subsidiary of the publicly traded Xtreme Companies, Inc., provides an innovative and revenue generating patented proprietary waste processing solution for this serious environmental issue. The technology uses Thermo Reduction, a heat absorption process converting solid waste (municipal and selected industrial refuse) into "char" and a low-grade methane gas. "Char," an inert Carbon-based product, and natural gas created as a by-product, provides all the energy required to run the self-sufficient process plant. Further, the plant's efficiencies can produce revenue producing excess energy for use and sale to others. Meanwhile, the separated recyclables such as plastic, glass and metal can be sold into an existing marketplace.

This innovative Thermo Reduction process is economically viable well below ordinary domestic disposal fees, otherwise known in the industry as "tip" fees, of $28 per ton. The patented Waste Renewal Systems, Inc., technology converts over 95 percent of the traditional municipal waste stream by weight, into commercially marketable products such as natural gas and recyclables. The implementation of this technology diverts over 95 percent of municipal solid waste by volume from landfills and other disposal methods, handily exceeding all mandated recycle rates set as goals for communities by law and practice.

Waste Renewal Systems, Inc., has assembled a core management team to expand the company by taking advantage of the current market situation for alternative waste processing systems. This allows the company to facilitate the adoption of the technology by:

Using extensively favorable low-interest financing vehicles to build facilities for cash-strapped municipal governments. (solid waste municipal bonds)

Assisting communities to achieve their goals of recycling more than 50 percent of their waste, thereby cost-effectively exceeding the state and federal mandates.

Reducing the impact of ever-increasing costs of landfill waste disposal as reflected in escalating "tip" fees.

Maximizing the profitability of the technology through potential revenue generating and commercially marketable uses of the processed waste.

Using conservative economic projections, Waste Renewal Systems, Inc. anticipates becoming profitable and producing substantial cash flow within the first years of operation. As it builds more plants, and potentially identifies higher value uses for the commercial by-products, the company believes that its profitability will rapidly increase, possibly achieving more than a 60 percent return-on-investment on an annual basis.

The Business Model

Governments and societal stakeholders are mandating the rapid development of landfill alternatives to dispose of municipal solid waste. This is causing tremendous pressure, both domestically and internationally, to find environmentally safe and cost effective solutions to address the global municipal solid waste problem.

Waste Renewal Systems, Inc., is using technology to solve the municipal waste problem in the following ways:

Waste Acquisition and Processing - Efficiently locates, constructs and operates waste processing facilities.

Down-Stream Product Recovery - Identifies and positions the company, and its municipal partners, to gain maximum revenue from the use of natural gas, valuable recyclables and the char by-products produced.

Research and Development - Supports the above two initiatives through enhancing and expanding the waste processing technology.

Waste Renewal Systems, Inc., through its highly skilled executive team, has contracted with several partners that have the responsibility for the identification and development of potential waste processing opportunities. Further it has developed several synergistic joint venture arrangements, both domestically and internationally, that may allow the company to enter and expand into high value markets.

The company also has access to the fully equipped Johnson Environmental Research Center that is utilizing a pilot application of different solutions. This is in addition to the many commercial demonstration plans already developed by Waste Renewal Systems, Inc. personnel.

The company has identified, and is in the process of negotiating favorable terms for, potential waste-processing sites. Three are located in Canada, five sites are in South America and 17 are located in the United States. Each meets the economic and volume criteria to satisfy Waste Renewal Systems, Inc.'s financial projections. In addition, the company will seek to form joint ventures, and will negotiate revenue-producing opportunities, which may provide maximum value to Waste Renewal Systems, Inc. for its commercially viable by-products.

The Market

In the mid-1990's, the major industrial countries of the world were generating more than 450 million tons of municipal solid waste annually - with the United States alone accounting for more than half of the total. The municipal solid waste problem has more than doubled in the United States over the past 40 years, with most of the growth coming in the past 20 years. By the year 2003, nearly 222 million tons of municipal solid waste will be generated in the United States every year. Even worse, these trends are expected to accelerate as the population expands.

Nearly 70 percent of municipal solid waste is composed of organic materials (paper, yard wastes, wood and food waste). The balance is composed of traditional recyclable material (plastic, glass and metal). Since the mid 1980's, recycling, combustion and composting have played larger roles in municipal solid waste disposal strategies. This strategy was in direct response to the mandate for municipal governments to reduce the amount of waste being buried in landfills. In 1995, 57 percent of municipal solid waste was being buried in landfills, 27 percent was being recycled and 16 percent was being incinerated.

On a global basis, the municipal solid waste industry generated approximately $180 billion in revenue. Of this, $37.5 billion was income from recyclables. The United States portion is valued at $50 billion, with $1.5 billion coming directly from recyclables.

Five principal competitors dominate the landfill, transfer and recycling segments of the United States municipal solid waste industry. Further, these competitors are spearheading the consolidation of the industry through additional mergers and acquisitions. The balance of the industry is composed of smaller collection, hauling and disposal companies.

During the last decade, several attempts have been made to bring fresh approaches to the solid waste industry. Increasingly, the high costs and difficult to manage aspects of these environmentally unfriendly alternative technologies, such as incineration and chemical treatments, have made it difficult or impossible to compete with traditional landfill approaches to municipal solid waste management. High fuel prices and declining electricity revenue, the economic underpinning of most incineration projects, have rendered them uneconomic.

There are a number of changes forthcoming in this industry that potentially can facilitate the advancement of the Waste Renewal Systems, Inc. approach. These include the limited availability of the cost-effective and environmentally friendly landfill alternative along with rapidly accelerating costs in the municipal solid waste industry.

Landfill Issues

Significant regulatory changes are occurring at the state and federal levels. The passage of Sub-Title "D" of the United States Environmental Protection Agency (EPA) regulations in 1989, along with various other prohibitive state statutes, have substantially increased landfill operation costs. Substantially increasing capital costs have occurred from the mandates for multiple landfill lines, which have extended owner/operator liability costs for leaks, spills and other environmental damage. In addition, these regulations have attempted to mitigate concerns about the effects of escaping methane and other environmentally unfriendly gases into the atmosphere. Finally, many states are passing statutes limiting the amount of the municipal solid waste stream that can be buried in landfills.

Some industry experts have suggested that no new landfills will be permitted beyond the year 2006. Because of this, research costs for expensive landfill alternatives will have to be passed on to consumers in the form of higher tip fees and taxes. Appendix A-8 profiles the major industrial countries most at risk for this landfill usage crisis.

Recycling Issues

Many recycling operations continue to be costly and inefficient. Curbside recycling programs are less than effective and their segregation and recovery sorting methods continue to be unpopular with even eco-conscience consumers. Furthermore, these programs also experience high costs because of the redundant workers and vehicles required to support the highly labor intensive method of traditional recycling. Material recovery facilities are currently the most advanced municipal solid waste processing and treatment facilities being built today.

Clearly, the advantage in this changing paradigm will belong to those competitors that develop technologies and strategies that provide environmentally friendly and cost effective alternatives to landfills. Waste Renewal Systems, Inc. believes that it is best positioned to take advantage of this profitable shift in the municipal solid waste industry.

New Technical and Commercial Processes

Since the early 1980's, a number of companies have been involved in the attempt to treat municipal solid waste with heat and pressure. This research has developed into a handful of patents, pending patents and proprietary and intellectual property rights. Several pilot plants were built to demonstrate the concept, and out of those initial efforts and refinements, a prototype commercial sized facility was built and has been in operation for over two years. The development of a prototype facility, along with the changing economic conditions (increasing tip fees, liabilities and regulations), proved this process to be economically and technically viable.

Thermo Reduction is a patented technology that vastly reduces the mass of solid waste by 80 percent while recovering significant energy. Waste Renewal Systems, Inc. believes the process, unlike incineration, does not produce any air pollutants. The process is both modular and scaleable and can be used in small remote locations, or in large cities, with no potential impact on the environment or local infrastructure. Thermo Reduction is a heat absorption process converting solid waste (municipal and selected industrial refuse) into "char" and a low-grade methane gas. "Char" is an inert Carbon-based product that has many commercial applications and the natural gas by-product provides all the energy required to run the Thermo Reduction Process Plant. Further the natural gas by-product can create excess revenue generating energy.

The core piece of the Thermo Reduction process is called the "retort" and it serves as the key to the process. Solid waste is first collected, then sorted by removing valuable recyclables and finally is shredded before being fed into the retort. The retort is where waste is metered and injected inside an air tight stainless tube for heating to 850 to 1200 degrees Farenheight, depending on the nature of the waste stream. As the internal energy from heat builds inside the tube, the solid waste breaks down into steam, Carbon oxides, volatile vapors and char. Meanwhile, the airtight canister eliminates the Oxygen needed to create a flame. Steam started, the process becomes anaerobic and the waste is heated further to the point where volatile natural gases such as Hydrogen, Methane and Ethane are distilled. Each pound of solid waste processed by Thermo Reduction can potentially yield 12 cubic feet of gas. The energy value of the natural gases produced varies depending on the type of waste being processed.

Intellectual Property

Several patents currently exist for this type of solid waste removal technology and other patents are currently pending. Waste Renewal Systems, Inc., has consolidated, under license and assignment, not only the intellectual property that represents this unique technological process, but also all prior patents that could be used to develop a similar process. The company has strategically positioned itself to protect and defend its intellectual property and financially capitalize on it to the maximum extent of the law.

Description of XTRE Current Business

XTRE has a wholly owned company named Waste Renewal Systems, Inc., with the ability to answer our cities needs to find an alternative to the current available environmentally harmful waste disposal systems. It processes waste without creating harmful residues and it produces valuable end products. WRSI is a perfect partner to existing waste disposal or recycling systems. In con junction with a landfill, WRSI can extend the life of the landfill while providing an additional source of profits. The WRSI plant can be built in various sizes. A small. Plant such as a 100-ton plant can be built for a factory. Municipal waste plants can be built to any size. WRSI will create jobs, produce aggregate products that could reduce costs and supply valuable electrical production revenues, while generating significant profits for WSRI and XTRE. These renewal systems are the system of the future in the waste management industry.

History of IPF
--------------
Independent Power Finance Corporation was formed in January 2002 and will be merged into XTRE to create a new energy bond issue sculptured to supply adequate collateral and equity protection by use of new CMO and CDO issues. Recent events in the energy industry have created a shortage of financial institutions capable of delivering structured finance packages to its borrowers. During the development of the energy issues, IPF will maintain a mortgage banking operation with a warehouse line of $400 million and expected gross mortgage loans of $500 million per year. Contracts for sources financing are being negotiated with production home builders on a national level.

XTRE will fund the XTRE Tech Corporation and IPF will cause the exit strategy for all debt issues of the parent company. XTRE Tech has a patented and tested oil treatment technology, with applications in Refinery, Field Production, and Pipeline transportation, primarily impacting the use and profitability of heavy crudes. In addition to oil technology, the tech-company has been licensed to use certain geothermal power production technology.

XTRE Tech Corporation (in organization) Targeted Acquisitions
-------------------------------------------------------------
XTRE Tech will negotiate the rights to acquire the Intellectual Property, including Patents, know-how, and working mechanisms, and the commitment of the science team to develop and market the oil treatment technology and geothermal technologies. The oil technology can be deployed in Refinery systems, at the field production level, and to enhance pipeline transportation of heavy crudes. Independent review of the technology by a former top research and development executive from a major oil company indicates that the expected benefit to a Refinery per barrel of heavy crude will range between $3 to $4 net of costs. Unlike most process enhancement devices causing major changes in the mechanical stream and elevating retrofit costs, this technology deploys a single moving part, which can be readily fitted in the existing pumping network of the refinery. Every petroleum engineer who has learned or witnessed this technology has requested some form of marketing/use contract to enjoy the cash flow enhancements that are as substantial as they are obvious.
The tested and proven mechanism and volume is adequate to deploy in the refineries in an extensive manifold system. Resizing the mechanism in a scale up version will occur and independent scientists anticipate no obstacles will present themselves in the increase in capacity for retrofitting the devices to accommodate production volumes of the industry.

Geothermal
----------
The Bottle Rock Power Corporation (BRPC), a California corporation, has been established and purchased a power plant and steam field from the California Department of Water Resources (DWR) to generate electric power (the Project) from a renewable and environmentally friendly source of energy. The viability of the Project is predicated on certain regional factors that have created a "niche" opportunity. These factors include a concentrated, rapidly growing market that supplies power to the California grid that already has limited sources.

The Project benefits from a pristine facility equipped with the best turbine-generator available in the industry. The electric power generation industry affords competitive fixed and variable operating costs. The Project is further enhanced by the opportunity to sell electric power to the power grid with a controlled minimum margin guarantee (MMG) to meet financing requirements. The following is an overview of the Project, which leads to the conclusion that BRPC has the potential to be a highly profitable and competitive supplier to the power grid.

Technology
----------
XTRE Tech has opened negotiations to acquire at least 80% of a heavy crude refinery(ies) and some field production in Bakersfield. The primary testing of the technology was conducted on Kern River (Bakersfield) crude. The very wells that provided the crude oil that yielded the technology test results supply the facilities under negotiation for acquisition. The technology will be deployed at wellhead on a skid mounted transportation fuel micro-refinery, deployed to enhance pipeline transportation, and Refineries. The anticipated acquisition is favorable to the current owners/operators who would retain a 20% interest, continue management of the profitable operations, and participate in the increased profitability due to applications of the technology. XTRE anticipates an acquisition price at or below a multiple of 5 times IBIT, without acquiring any environmental liabilities. In addition to providing an internal applications arena, prior to XTRE TECH generating revenues, the targeted acquisitions will afford significant available cash flow to service the XTRE Tech debt from current profitability.

XTREME COMPANIES Debt Proposal
------------------------------
XTRE has structured the debt proposal into two primary tiers. The first tier consists of the initial loan package featuring bonded securitization on principal payback combined with cash reserves and multiple coverages on the debt carrying costs. The second tier capitalizes on the ability to leverage mortgage holdings and ongoing income streams in the current financial markets, utilizing known fixed income financial instruments (CMOs and CDOs), to cover and ultimately release the Financial Guarantee Insurance Policy liability.

Tier One
--------
In rough numbers, XTRE seeks a gross funding of $175,000,000 from a bank or other financing source. XTRE will place $7,000,000 as cash deposits in interest bearing Trust accounts to cover the first 1+ year of interest only carrying costs.

The funding Bank or other source will hold UCC-1 positions on all acquisitions. Anticipated cash flows from WRSI and from XTRE TECH are projected to contribute in excess of $80,000,000 net of operations prior to debt service and taxes commencing in year 3. In addition, to the current cash flow of approximately $37,000,000 (prior to any application of technology) coverage of the annual interest only debt service carrying costs is at a margin of approximately 400%.

Tier Two
--------
Take an existing set of financial conditions and offer a clearer finance scenario enlisting the insurance companies as the rating entity for interim loans. The collateralized mortgage obligations (CMO) and collateralized debt obligation (CDO) market is the fastest growing sector in the fixed income securities market. Its major financial innovation, which is responsible for the rapid growth of this market, is that the CMO/CDO provides for redirecting underlying cash flows to create rated bond classes that much more closely satisfy the asset/liability needs of institutional investors. As Wall Street is quick to point out, these securities are truly "custom designed." Subject to acceptance and approval of the lending source Independent Power Finance Corporation utilizing its assets will create the first rated Energy CMO market issue domiciled with the Trustee and allocated subject to mutual agreement by the parties. If and when activated, the issue will be listed in IRS Publication 938 of mortgage-backed securities.
Similarly, but to a much larger dollar amount which increases dramatically each year, revenue streams for CDOs (Collateralized Debt Obligations) based on proven and long term Oil Technology Royalty revenues, will, subject to their own pre-approval, provide the lending source additional security and liquidity in this transaction.

Waste Renewal Systems, Inc. currently offers 3 products:
100 Ton Thermal Reduction System
200 Ton Thermal Reduction System
300 Ton Thermal Reduction System

Our Thermal Reduction Systems, our principal product, consists of Thermal Reduction; witch describes a technology that vastly reduces the mass of solid waste (by over 80%), while recovering significant energy. The process, unlike incineration, does not produce any air pollutants. The process is both modular and scaleable and can be used in small remote locations, or in large cities, with no impact on the environment or local infrastructure. Thermal Reduction is a heat absorption process converting solid waste (municipal and selected industrial refuge) into "char" and a low-grade methane gas. "Char" is an inert carbon product, which has many commercial applications and the methane gas provides all the energy required to run a Thermal Reduction Process Plant and has excess energy for use and or sale to others.

Thermal Reduction System: The core of the Thermal Reduction process is called the Retort and is the key to the process. Solid waste is first collected, sorted (removing other valuable recyclables) and then shredded before being fed into the Retort. The Retort is a large stainless cylinder, where waste is metered and injected inside the Retort cylinder. The waste is then heated from 850 to 1200 degrees F, depending on the nature of the waste stream. The Retort is air tight and sealed from the outside atmosphere. As the internal energy from heat builds, without any oxygen it can not naturally burn and it breaks down in the Thermal process (decomposes) into steam, carbon oxides, volatile vapors and char. Steam, carbon dioxide and carbon monoxide are present only during the startup phase. Once started, the process becomes anaerobic and as the waste is heated further, volatile gases are distilled. These gases include hydrogen, methane and ethane, with each pound of wasted process yielding about 12 cubic feet of gas. The energy value of the gasses varies depending on the waste being recycled.

Intellectual Property
---------------------
Several patents currently exist for this type of solid waste removal technology and other patents are currently pending. Waste Renewal Systems, Inc., has consolidated, under license and assignment, not only the intellectual property that represents this unique technological process, but also all prior patents that could be used to develop a similar process. The company has strategically positioned itself to protect and defend its intellectual property and financially capitalize on it to the maximum extent of the law.

Overall our existing product line is perfect for the current market demand. Our Thermal Reduction Systems have solutions to many of the problems that the current waste management methods present.

Development of additional thermal reduction and other waste reduction products is in progress and future products are planned.

Research and Development
------------------------
In response to the demonstrated needs of our market, new products being developed in the near future include reduction of medical waste.

In addition to our existing products, we have plans to introduce follow-on or next generation products including nuclear waste reduction.

Service Strategy
----------------
Current Service:

Thermal Reduction System Management
-----------------------------------

Thermal Reduction System Management, our principal service, consists of maintaining all aspects of the Thermal Reduction System, including human resources, day-to-day operations, and overall plant maintenance.

Overall our existing service line is sound and thriving and well developed.


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The municipal solid waste market is growing at a rapid rate. The market for these products amounted to $50,000,000,000 in 2000. This represents 123% growth over the last 20 years.

According to market research and industry sources, the overall municipal solid waste market for the Solid Waste industry is projected to be $180,000,000,000 by the end of 2002.

The area of greatest growth in the municipal solid waste market is in the area of the United States. With more and more people entering the United States each year, and the growing population of current residents, this segment will produce the most waste each year.

Currently, the market is shared by incinerators and landfills which are very hazardous to the surrounding environment and the people who inhabit it, with Waste Management, Inc. considered the market leader.

In the next 2-5 years it is estimated that there will be more than 42 Thermal Reduction Systems of products distributed by Waste Renewal Systems, Inc. The market potential for these products in these quantities--with a current retail price of $13,000,000 per unit--is approximately $50,000,000,000. This translates to a market share of 2% of the overall market.

Customer Profile
----------------
Waste Renewal Systems, Inc.'s target market includes the United States, Canada and Europe. The Company plans to first establish itself locally, (U.S.) and then penetrate the markets of Canada and Europe. More specifically, WRSI will focus on municipalities in the Southwest region of the United States because of the current waste and economic issues . The most typical customer for our product is someone who is in the municipal solid waste field, and who currently uses our product for municipal solid waste management.

Competition
-----------
Companies that compete in this market are any companies that produce or develop landfills and or incinerators. All companies mentioned charge competitive prices as follows: Until the population increased drastically and land prices rose to recent levels, landfills were convenient and cheap. Now inexpensive landfill space is disappearing. The present cost of disposing of one ton of trash will probably quadruple from $25 to $100 per ton in the next 4-5 years. Many east coast cities are already paying over $100 per ton for trash disposal. To put that into perspective, in Los Angeles County 38,000 tons of trash are thrown away each day. One of the largest landfills, the B.K.K., which accepted 10,000 tons per day in Covina, closed in September 1996. Besides the increased cost how much more pollution will be created by trucks and trains that will ship the trash more than 100 miles to new landfills. How much more fuel will be burned daily just to move trash? And how will this affect the desert communities that contract to accept more solid waste? As for Incinerators, experts feel that modernizing the air pollution controls on a 3000-ton-per-day trash incinerator will cost somewhere between $100 million and $200 million, including lost electricity revenue and disposal fees while the plant is down.

That could force a county to double its disposal fee from an average of $37.50 a ton.

Key factors that have resulted in the present competitive position in this industry are the focus on non-polluting solutions to waste management.

In all comparisons, Waste Renewal Systems, Inc.'s products provide more features and have superior performance than do competitive products. In most cases, the number of differences is substantial. A complete technical comparison is available.

Waste Renewal Systems, Inc.'s products perform in virtually all situations. The ability to dispose of municipal solid waste with full capability on the system design is unique to Waste Renewal Systems, Inc.'s products. The ability to resale the remaining by-products after thermal reduction is unique to this product, and our research indicates its performance are superior to anything else on the market today.

Risk
----
The top business risks that Waste Renewal Systems, Inc. faces are those similar to other companies in the municipal solid waste industry.

The economic risks affecting Waste Renewal Systems, Inc., are similar to those found in companies who have not penetrated their market.

Marketing Plan
--------------
Responses from customers indicate that our product is enjoying an excellent reputation and we fully intend to continue this trend. Inquiries from prospective customers suggest that there is considerable demand for it. Relationships with leading OEMs (original equipment manufacturers), retailers, Fortune 500/1,000 companies, major accounts, manufacturers and distributors substantiate the fitness of Waste Renewal Systems, Inc. for considerable growth and accomplishment in our industry / area.

Waste Renewal Systems, Inc.'s marketing strategy is to enhance, promote and support the fact that our products continue to grow as it establishes market presence.

The first strategy was to secure its intellectual property position that will allow the Company to enter the waste processing and recycling industry without encumbrances associated with its right to practice the technology. This has been achieved.

The second strategy is to recruit the individuals and associates with the organizations that would allow for the penetration and expansion in the traditional waste industry. Most of the individuals on staff have research and bone fide experience in the practice of this technology. In addition, the staff includes persons with significant years of experience in the waste collection and disposal business. This activity is continuing.

The third strategy is to associate with individuals and institutions that would enhance the Company's ability and efficiency in sitting waste processing facilities. Contractual associations will be established with organizations in the United States and around the globe.

The fourth strategy is to create and participate in joint venture organizations that have the capability and markets to yield high value for the output of the waste processing technology.

The fifth strategy is to construct commercial plants that will showcase the waste processing technology and produce sufficient quantities of by-products to serve selected high value markets.

The sixth strategy is to begin the process of locating and entering into negotiation for the sitting, construction and operation of waste processing sites.

Lastly, the strategy is to advance the technology and the Company's reputation within the industry and with the general public and its governmental representatives. The Company will engage relationships with public relations firms and is currently in negotiation with legislative lobbying organizations that will accelerate the recognition of its accomplishments and emphasize the practice of the Company's technology to achieve the desired goals of waste treatment and recycling. The Company's personnel are actively engaged in presenting and demonstrating the technology to both governmental and environmentally orientated community groups.

Advertising and Promotion
-------------------------
Waste Renewal Systems, Inc.'s overall advertising and promotional objectives are to position Waste Renewal Systems, Inc. as the leader in the market.

We will develop an advertising campaign built around high-performance, beginning with a "who we are" statement and supporting it with ads that reinforce this message. Additionally, we will develop a consistent reach and frequency throughout the year. In addition to standard advertising practices, we will gain considerable recognition through trade magazines and press releases.

For the next year, advertising and promotion will require $10,000. On an ongoing basis we will budget our advertising investment as 1% of total sales.

Public Relations
----------------
During 2003, Waste Renewal Systems, Inc. will focus on the following publicity strategies:

Public Relations and Internet Advertising

We will track, wherever possible, the incremental revenue generated from our advertising, promotion and publicity efforts. We anticipate at least $1 of sales will be generated directly from our publicity, and possibly and additional $1 of indirect increase in sales throughout our various channels.

Financial Plan

The financial projections indicate that exit of the investor will be achievable in less than 1 year. The exit settlement will be in the form of cash or stock equivalent to the investment.

The increase in profits generated by this investment, specifically from operating cash flow will allow us to have the funds to repay the loan in 90 days.

Conclusion
----------
Waste Renewal Systems, Inc. enjoys an established track-record of excellence with our customers. Their expressions of satisfaction and encouragement are numerous, and we intend to continue our advances and growth in the marketplace with more unique and effective products.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 9116 Covered Wagon Dr., Las Vegas, NV 89117. The Company does not have any additional facilities.

ITEM 3. LEGAL PROCEEDINGS
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On May 14, 2001 the National Association of Securities Dealers (NASD) granted clearance for Xtreme Webworks to be listed on the NASD Over- the-Counter-Board (NASD OTCBB) under the symbol "XWEB".

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW
----------------
The Company's key focuses will be on waste reduction, nuclear waste containment and innovative sensing and cleaning systems. These markets represent a cumulative $3 to $5 billion dollars per year of which $2 billion is identified with no competitor in place.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDING DECEMBER 31, 2001.

REVENUES. For the year ended December 31, 2002, revenues were approximately $188,704, a decrease of approximately $471,623 or 71%, versus revenues of approximately $660,327 for the year ended December 31, 2001. The decrease in revenues for the 2002 period was due primarily to 1) the Company sustained a down turn in revenues due to the tragic events of September 11 2001, 2) the Company discontinued its operations of Xtreme Webworks due to the downturn in the economy, 3) the publication services were discontinued due to clients slow down in revenues, and 4) the shift in the companies overall direction of products and services.

COST OF REVENUES. Cost of revenues for the year ended December 31, 2002 decreased by $310,173 or 74%, from the year ended December 31, 2001 due primarily to decrease in revenues.

GROSS PROFIT. Gross profits for the year ended December 31, 2002 equaled approximately $80,667 versus $242,117 in the year ended December 31, 2001. This was due primarily to a decrease in revenues for the first three-quarters of the year 2002 and the discontinuous of Xtreme Webworks operations.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased to approximately $14,023,036 a increase of $13,286,988 or 1,805% for the year ended December 31, 2002 as compared to approximately $736,048 for the year ended December 31, 2001. The increase in operating expenses for the year ended December 31, 2002 occurred primarily and due to 1) the result of the Company's acquisition of two new technologies and the issuance of stock for those licensed technologies that later resulted in compensation expense (see note 6 to the Financial Statements - Licensed technology) and 2) the operating expenses incurred during the development stage of the two new acquisitions due to the shift in the companies overall direction of products and services.

NET PROFIT (LOSS). Net loss for the year ended December 31, 2002 increased by approximately $ 13,568,732 from the comparable period in the prior year as a result of the aforementioned increase in overhead expenses due to 1) closing cost from the discontinuing of operations of Xtreme Webworks, 2) the overhead expenses incurred during the development stages of the acquired two new technologies, and 3) compensation expense resulting from the acquisitions of the two new technologies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
OVERVIEW. Even though the Company sustained a down turn in revenues due to the tragic events of September 11, 2001 management believes that the Company will be able to meet it's current and future obligations primarily with their new direction of products and services coming on line.

As the nation recovers from the events of September 11, 2001, and the brief economic down turn since that time so does the Company, and management believes that sales of the newly acquired technologies will begin to develop in the year 2003.

ASSETS AND LIABILITIES. As of December 31, 2002, the Company has assets of approximately $117,544, compared to $162,114 as of December 31, 2001. The decrease of approximately $44,570 was primarily due to a decrease in cash and equivalents, a decrease in accounts receivable and a decrease of notes receivable. The Company's current liabilities increased from $481,145 as of December 31, 2001 to approximately $1,017521 as of December 31, 2002. This was due primarily to an increase in accounts payable, and notes payable due to the decrease in revenues and increase in borrowed funds caused by the acquisition of two new technologies.

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

ITEM 7. FINANCIAL STATEMENTS

See attached financials.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had several changes in its accountants during the last year as disclosed in earlier filed 8k's. Beckstead and Watts are the company's current auditors.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our executive officers and directors are as follows:

    Name                     Title
----------------           ----------
As of Dec 31-2002

Donald C. Bradley          CEO/Secretary/Director

Shaun Hadley               President/Director

Sherri Kresser             Treasuer/Director

Jeff Bradley               Director

Clayton Kass               Director


Present:
--------

Richard Scoble             CFO/Treasure

Garrett J. Oberle          Director

General

Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

All officer and director bios are attached hereto as exhibits.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the executive officers of Xtreme Webworks for the fiscal year ended December 31, 2002:
                                     Annual
Name/Title        Year     Salary    Bonus        Common Stock
--------------  -------   --------   -------      ------------
Shaun Hadley,     2002    $39,736
President         2001    $80,810    $16,733.10          -0-
                  2000    $36,956     -0-             350,000
                  1999    $10,000     -0-                -0-

Paul Hadley,      2002       $29,829
Secretary         2001    $83,658     $16,733.10         -0-
                  2000    $36,817     -0-             350,000
                  1999    $50,000     -0-                -0-

None of the officers or directors of the Registrant received compensation for their services during the fiscal year ended December 31,1998. The bonuses paid in the year ended December 31, 2001 were in consideration of outstanding loans and for services performed since incorporation in February of 1994.

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

World Stock Watch is a primary client of Xtreme Webworks. The co- owner of World Stock Watch, Donald C. Bradley, is a shareholder of Xtreme Webworks.


SHAREHOLDER                                                 SHARES
-----------                                                 ------

   C. BLAKE BRADLEY                                         25,000

   CAROL BRADLEY                                           250,000

   DONALD C & SHIRLENE BRADLEY                           5,950,000

   HILLARY BRADLEY                                         250,000

   JEFF BRADLEY                                            250,000
                                                         2,250,000
                                                         ---------
TOTAL SHARES:                                            2,500,000

   SHAFFER W. BRADLEY                                       10,000

   SPENCER BRADLEY                                          25,000

   SPENCER BRADLEY CUST FOR KONNER                          10,000

   SPENCER BRADLEY CUST FOR TAYLOR                          10,000

   SPENCER BRADLEY CUST. FOR AUSTIN                         10,000

SHAREHOLDER                                                 SHARES
-----------                                                 ------

   CAMBRO INVESTMENT GROUP, INC.                           225,000
                                                         1,000,000
                                                         1,000,000
                                                         1,000,000
                                                           500,000
                                                         1,000,000
                                                           750,000
                                                         1,000,000
                                                         ---------
TOTAL SHARES:                                            6,475,000

   TERA DAWN CONNELL                                        10,000

   TERA DAWN CONNELL CUST FOR KENADEE                        1,000

   TERA DAWN CONNELL CUST FOR ZOEY                           1,000

   CHARLES BERNEY                                          100,000

   CHRIS BERNEY                                            100,000

   JESSICA BERNEY                                          100,000

   BRITNI HADLEY                                           250,000

   HARLEY HADLEY                                           500,000
                                                           625,000
                                                         ---------
TOTAL SHARES:                                            1,125,000

   LINDSI HADLEY                                           250,000

   PAUL & SHAUN HADLEY                                     625,000
                                                         1,993,000
                                                         ---------
TOTAL SHARES:                                            2,618,000

   PAUL HADLEY                                              70,000

   SHAUN HADLEY                                             70,000

   CLAYTON KASS                                          1,000,000
                                                         4,500,000
                                                         ---------
TOTAL SHARES:                                            5,500,000

   SHERRI  KRESSER                                          50,000

   SHERRI KRESSER CUST. FOR BRADLEY                         10,000

   SHERRI KRESSER CUST. FOR CHELSEE                         10,000

   SHERRI KRESSER CUST. FOR MIQUEL                          10,000

   SHOGUN INVESTMENT GROUP                                     800
                                                               200
                                                             1,400
                                                             3,600
                                                           163,000
                                                         ---------
TOTAL SHARES:                                              169,000

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

3.2     Bylaws of Xtreme Webworks,
        formerly known as Shogun Advertising, Inc.

        (Incorporated by reference from Exhibit 3.2 of Form 10-SB12G/A filed November 7, 2000).


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     XTREME COMPANIES, INC.
(Registrant)


Date: April 14, 2003                        By:    /s/ Donald C. Bradley
                                                 -------------------------------
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 14, 2003                        By:    /s/ Donald C. Bradey
                                                 -------------------------------
                                                  Director


Date: April 14, 2003                        By:    /s/ Shaun Hadley
                                                 -------------------------------
                                                   Director


Date: April 14, 2003                        By:    /s/ Clayton Kass
                                                 -------------------------------
                                                   Director


Date: April 14, 2003                        By:    /s/ Jeff W. Bradley
                                                 -------------------------------
                                                   Director


Date: April 14, 2003                        By:    /s/ Garrett J. Oberle
                                                 -------------------------------
                                                   Director


Date: April 14, 2003                        By:    /s/
                                                 -------------------------------
                                                  Director


Date: April 14, 2003                        By:    /s/ Richard Scoble
                                                 -------------------------------
                                                 Principal Financial Officer/
                                                 Chief Accounting Officer

                                   CERTIFICATION

     I, Garrett J. Oberle, certify that:

1. I have reviewed this transition report on Form 10-K of Xtreme Companies
Inc..;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

         c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14th day of April 2003.


                                                  /s/  Garrett J. Oberle
                                                 -------------------------------
                                                 Director

                                  CERTIFICATION

     I,  Donald C. Bradley, certify that:

1. I have reviewed this transition report on Form 10-K of Xtreme Companies Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

     c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14th day of April 2003.


                                                  /s/  Donald C. Bradley
                                                 -------------------------------
                                                 Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Xtreme Companies, Inc.and will be retained by Xtreme Companies, Inc.and furnished to the Securities and Exchange Commission or its staff upon request."

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                           3340 Wynn Rd., Ste. B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Xtreme Companies, Inc.
Las Vegas, NV

We have audited the Balance Sheet of Xtreme Companies, Inc. (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Xtreme Companies, Inc., as of December 31, 2002, and its related statements of operations, equity and cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan, in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Signed,




April 8, 2003

                             XTREME COMPANIES, INC.


                                 BALANCE SHEETS
                                      AS OF
                                DECEMBER 31, 2002

                                       AND

                            STATEMENTS OF OPERATIONS,
                            STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                          3340 Wynn Road, Ste B.
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)







To Whom It May Concern:

The firm of Beckstead and Watts, LLP, consents to the inclusion of its report of April 8, 2003, on the Financial Statements of Xtreme Companies, Inc. for the year ended December 31, 2002, in its Form 10SB to be filed with the US Securities and Exchange Commission.

Signed,





April 8, 2003

                                TABLE OF CONTENTS





                                                                            PAGE

Independent Auditors' Report                                                 F-1

Balance Sheet                                                                F-5

Statement of Operations                                                      F-6

Statement of Stockholders' Equity                                            F-7

Statement of Cash Flows                                                      F-8

Footnotes                                                                    F-9

                             XTREME COMPANIES, INC.
                           Consolidated Balance Sheet


                                                     December 31,
                                                        2002
                                                    -------------
ASSETS

Current assets:
    Cash and equivalents                            $        373
    Officers receivable                                   74,753
                                                    -------------
                                                          75,126
                                                    -------------

Fixed assets, net                                         12,418

Licensed technology                                       30,000
                                                    -------------

                                                    $    117,544
                                                    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable - related parties                 $    204,785
    Notes payable                                         58,606
    Accounts payable                                     632,074
    Payroll tax liabilities                              122,056
                                                    -------------
                                                       1,017,521

Stockholders' equity:

    Common stock, $0.001 par value, 50,000,000
      shares authorized,                              30,790,063
      shares issued and outstanding                       30,790
    Additional paid-in capital                        14,743,104
    Treasury stock                                       (20,763)
    Retained (deficit)                               (15,653,108)
                                                    -------------
                                                        (899,977)
                                                    -------------

                                                    $    117,544
                                                    =============


   The accompanying Notes are an integral part of these financial statements.


                                       XTREME COMPANIES, INC.
                                Consolidated Statements of Operations
                           For the years ended December 31, 2002 and 2001

                                                                                  For the Years Ended
                                                                            --------------------------------
                                                                             December 31,       December 31,
                                                                                 2002               2001
                                                                            -------------      -------------
Revenue                                                                     $         --       $    660,327
Cost of revenues                                                                      --            418,210
                                                                            -------------      -------------
                                                                                      --            242,117

Expenses
   General and administrative expenses                                            56,402                 --
   Payroll and related expenses                                                       --            260,618
   Professional fees                                                              79,393                 --
   Consulting fees                                                               345,267            235,005
   Compensation expense                                                       13,520,000                 --
   Other operating expenses                                                           --            233,829
   Depreciation                                                                    1,536              6,596
                                                                            -------------      -------------
   Total expenses                                                             14,002,598            736,048
                                                                            -------------      -------------

Net operating (loss)                                                         (14,002,598)          (493,931)

Other income (expense)
   Interest income                                                                    --             12,005
   Reduction in fair value of non-marketable securities                               --            (40,898)
   Interest expense                                                                   --            (18,627)
                                                                            -------------      -------------
Net loss before discontinued operations                                      (14,002,598)          (541,451)

(Loss) from discontinued operations                                             (107,585)                --
                                                                            -------------      -------------

Net (loss)                                                                  $(14,110,183)      $   (541,451)
                                                                            =============      =============

Stockholders' Equity:
Weighted average number of common
   shares outstanding - basic and fully diluted                               15,395,032            790,063
                                                                            =============      =============

Net (loss) before disc. operations per share - basic and fully diluted      $      (0.91)      $      (0.69)
                                                                            =============      =============
(Loss) per share from discontinued operations                               $      (0.01)      $         --
                                                                            =============      =============
Net (loss) per share                                                        $      (0.92)      $      (0.69)
                                                                            =============      =============

             The accompanying Notes are an integral part of these financial statements.


                                                 XTREME COMPANIES, INC.
                                      Statements of Changes in Stockholders' Equity


                                             Common Stock
                                       -------------------------  Additional                                     Total
                                                                   Paid-in       Treasury      Retained      Stockholders'
                                         Shares       Amount       Capital         Stock       (Deficit)        Equity
                                       -----------  ------------ -------------  ------------ --------------  --------------
Balance as of 12/31/00                    758,013    $    3,790   $ 1,079,086    $        -   $ (1,001,474)   $     81,402

Shares issued for services                  1,400             7         6,993                            -           7,000

Shares issued for cash pursuant
   to Rule 506 Private Placement            5,000            25        49,975                                       50,000

Shares issued for conversion of loan       10,000            50        52,821                                       52,871

Shares issued for cash                      8,200            41        20,463                                       20,504

Reinstate common stock                      7,450            37        10,606                                       10,643

Net (loss) for the
   year ended 12/31/01                                                                            (541,451)       (541,451)
                                       -----------  ------------ -------------  ------------ --------------  --------------

Balance as of 12/31/01                    790,063         3,950     1,219,944             -     (1,542,925)       (319,031)

Adjustment for reverse split                             (3,160)        3,160                                            -

Shares issued for licensed technology   5,000,000         5,000       795,000                                      800,000

Shares issued for licensed technology  25,000,000        25,000     12,725,000                                  12,750,000

Shares returned to treasury                                                         (20,763)                       (20,763)

Net (loss) for the
   year ended 12/31/02                                                                          (14,110,183)   (14,110,183)
                                       -----------  ------------ -------------  ------------ --------------- --------------

Balance as of 12/31/02                 30,790,063   $    30,790  $  14,743,104  $   (20,763) $  (15,653,108) $    (899,977)
                                       ===========  ============ =============  ============ =============== ==============


                       The accompanying Notes are an integral part of these financial statements.


                                                 XTREME COMPANIES, INC.
                                          Consolidated Statements of Cash Flows
                                     For the years ended December 31, 2002 and 2001

                                                                                         For the Years Ended
                                                                            -----------------------------------------------
                                                                                December 31,             December 31,
                                                                                     2002                    2001
                                                                            ---------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                               $        (14,110,183)   $             (541,451)
   Shares issued as compensation                                                      13,520,000                    17,643
   Reduction in fair value of non-marketable securities                                        -                    40,898
   Depreciation expense                                                                    1,536                     6,596
   Allowance for doubtful accounts                                                         2,439                   (20,000)
   Adjustments to reconcile net (loss)
   to cash (used) by operating activities:
     Decrease in accounts receivable                                                       4,877                    19,448
     Decrease in officers and notes receivable                                            30,332                    42,232
     Increase in accounts payable                                                        396,177                   209,237
     (Decrease) in unearned revenue                                                      (66,157)                        -
     Increase in payroll tax liabilites                                                   53,551                    79,883
                                                                            ---------------------   -----------------------
Net cash (used) by operating activities                                                 (167,428)                 (145,514)
                                                                            ---------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net borrowing (payments to) related parties                                            94,199                    87,704
   Proceeds from notes payable                                                            58,606                         -
   Purchases of fixed assets                                                                   -                    (3,182)
                                                                            ---------------------   -----------------------
Net cash (used) by investing activities                                                  152,805                    84,522
                                                                            ---------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                    -                    70,504
                                                                            ---------------------   -----------------------
Net cash provided by financing activities                                                      -                    70,504
                                                                            ---------------------   -----------------------

Net increase in cash                                                                     (14,623)                    9,512
Cash and equivalents - beginning                                                          14,996                     5,484
                                                                            ---------------------   -----------------------
Cash and equivalents - ending                                               $                373    $               14,996
                                                                            =====================   =======================

Supplemental disclosures:
   Interest paid                                                            $                  -    $                    -
                                                                            =====================   =======================
   Income taxes paid                                                        $                  -    $                    -
                                                                            =====================   =======================
   Non-cash transactions:
     Shares issued for services, net                                        $                  -    $                7,000
                                                                            =====================   =======================
     Shares issued as compensation                                          $         13,520,000    $               17,643
                                                                            =====================   =======================
     Shares issued in settlement of note payable to shareholders            $                  -    $               52,871
                                                                            =====================   =======================
     Reinstatement of common stock cancelled                                $                       $               10,643
                                                                            =====================   =======================
     Conversion of note receivable from related
       party for common stock                                               $                  -    $               15,000
                                                                            =====================   =======================


                       The accompanying Notes are an integral part of these financial statements.

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization
------------
  Xtreme Webworks was organized August 14, 1994 under the laws of the State of Nevada, under the name Shogun Advertising, Inc. On May 10, 1998, the Company changed it name to Xtreme Webworks. As Xtreme Webworks, the Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites, and designed and published online and printed newsletters. On April 24, 2002, the Company changed its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

  As of December 31, 2002, the Company had no significant revenues or expenses from operations.

Cash and cash equivalents
-------------------------
  The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002.

Investments
-----------
  Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

Property, plant and equipment
-----------------------------
  Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

                     Computer equipment                   5 years
                     Office furniture and fixtures        7 years

  Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Revenue recognition
-------------------
  Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license.

  The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising costs
-----------------
  The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002.

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of estimates
----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
-----------------------------------

   Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------
   The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2002.

Reporting on the costs of start-up activities
---------------------------------------------
   Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------
   The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Comprehensive Income
--------------------
   SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment reporting
-----------------
   The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes
------------
   The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

   Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------
   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

   In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation
------------------------
   The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
--------
   The Company has adopted December 31 as its fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses through the year ended December 31, 2002 of $15,653,108. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets consists of the following:

                                                     December 31,
                                                         2002
                                                     ------------

         Computer and office equipment               $    25,211
                                                     ------------

         Less accumulated depreciation                  (12,793)
                                                     ------------

         Total                                       $    12,418
                                                     ============

Depreciation expense totaled $1,536 for the year ended December 31, 2002.

NOTE 4 - OFFICERS RECEIVABLE

The Company loaned the officers of Xtreme Webworks, Inc., a wholly-owned discontinued subsidiary, the sum of $74,753 as of December 31, 2002. Compensation to the officers is expensed as services are performed. The loans are bear interest at 10% per annum and are due on demand.

NOTE 5 - LICENSED TECHNOLOGY

On April 26, 2002, the Company executed an Acquisition Agreement ("Agreement") with Waste Renewal Systems, Inc. ("Waste"), a Nevada Corporation. Under the terms of the Agreement, the Company exchanged 5,000,000 shares of $0.001 par value restricted common stock for 5,000,000 shares of Waste, representing all of the issued and outstanding shares of Waste. The value of the licensed technology held by Waste on the date of the Agreement was deemed to be $5,000. The fair market value of the common shares issued on April 26, 2002 was $0.16 per share, resulting in compensation expense of $795,000.

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 15, 2002, the Company executed an Acquisition Agreement ("Agreement") with Nucon International, Inc. ("Nucon") a Nevada Corporation who later changed its name to Nuclear Reduction Systems, Inc., Under the terms of the Agreement, the Company exchanged 25,000,000 shares of $0.001 par value restricted common stock for 25,000,000 shares of Nucon, representing all of the issued and outstanding shares of Nucon. The value of the licensed technology held by Nucon on the date of the Agreement was deemed to be $25,000. The fair market value of the common shares issued on May 15, 2002 was $0.51 per share, resulting in compensation expense of $12,725,000.

NOTE 6 - RELATED AND UNRELATED NOTES PAYABLE


  Note payable, unsecured, 8% interest, due on demand to a
  shareholder of the Company                                           $ 32,275


  Note payable, unsecured, 10% interest, due on demand to two companys controlled or owned by directors or officers of the
  Company                                                               172,510
                                                                       ---------
  Total notes payable, secured and unsecured                           $204,785

Accrued interest on related party notes payable, included in accrued expenses as of December 31, 2002 was $13,750.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                      U.S federal statutory rate      (34.0%)

                                      Valuation reserve                34.0%
                                                                       -----

                                      Total                               -%
                                                                       ======

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $15,653,108. The related deferred asset has been fully reserved.

NOTE 8 - STOCKHOLDER'S EQUITY

Common stock
------------
The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. On April 24, 2002, the Company effected a 5-for-1 reverse split of its $0.001 par value common stock. All share issuances prior to April 24, 2002 have been retroactively restated to reflect the reverse split.

On April 26, 2002, the Company issued 5,000,000 shares of its $0.001 par value common stock pursuant to an acquisition agreement with Waste Renewal Systems, Inc. (see Note 5 above).

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 15, 2002, the Company issued 25,000,000 shares of its $0.001 par value common stock pursuant to an acquisition agreement with Nucon International, Inc. (see Note 5 above).

There have been no other issuances of common stock.

Treasury stock
--------------

The Company received $20,763 worth of $0.001 par value common stock from a related party in exchange for certain investments held in third-party companies.

NOTE 9 - RELATED PARTY TRANSACTIONS

Pursuant to a Consulting Agreement ("Agreement"), dated June 1, 1999, with Shogun Investment Group, Ltd. ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Shogun and its officers constructively own 42.7% of the Company. Expenses pursuant to the Agreement were $205,080 for the year ended December 31, 2002. Included in accounts payable for the consulting fees are $237,580, December 31, 2002.

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

NOTE 10 - DISCONTINUED OPERATIONS

On November 30, 2002, the Company determined that its internet hosting and marketing business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in the business. Accordingly, the Company has elected to report its internet hosting and marketing business as discontinued operations by early adopting SFAS 144. The financial statements have been reclassified to segregate the net assets and operating results of the discontinued operations for the year ended December 31, 2002.

Summary operating results of the discontinued operations are as follows:

                                                              For the year ended
                                                              December 31, 2002
                                                              -----------------
Revenue.......................................                   $   188,704
                                                                 ============
Gross profit..................................                        80,667
                                                                 ============
Operating loss................................                      (102,654)
Interest income...............................                         2,247
Interest expense..............................                        (2,498)
Other income..................................                        12,004
Other expense.................................                       (10,706)
                                                                 ------------
Loss from discontinued operations.............                   $  (101,607)
                                                                 ============

Assets of discontinued operations were written off of the books as uncollectible and all liabilities of discontinued operations were assumed by the Company.