Form 10QSB
period 2003-03-31
XTREME COMPANIES INC
filed 2003-05-15
CIK 1114908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

At March 31, 2003, there were 30,820,065 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             XTREME COMPANIES, INC.


                                 BALANCE SHEETS
                                      AS OF
                                 MARCH 31, 2003
                              AND DECEMBER 31, 2002

                                       AND

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDING
                             MARCH 31, 2003 AND 2002


                                       AND

                                   CASH FLOWS
                           FOR THE THREE MONTHS ENDING
                             MARCH 31, 2003 AND 2002

                                TABLE OF CONTENTS
                                -----------------





                                                                            Page
                                                                            ----

Independent Accountant's Review Report                                       F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flows                                                     F-4

Footnotes                                                                    F-5

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

May 14, 2003

Board of Directors
Xtreme Companies, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. (a Nevada corporation) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and statements of cash flows for the three-months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Beckstead and Watts, LLP

                             XTREME COMPANIES, INC.
                           Consolidated Balance Sheet


                                                             (Unaudited)
                                                              March 31,
                                                                 2002
                                                          -----------------
ASSETS

Current assets:
    Cash and equivalents                                  $            189
    Receivable from related parties                                 77,915
                                                          -----------------
                                                                    78,104
                                                          -----------------

Fixed assets, net                                                    5,822

Licensed technology                                                 30,000
                                                          -----------------

                                                          $        113,926
                                                          =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan from related parties                             $        236,970
    Notes payable                                                   42,425
    Accounts payable                                               665,655
    Payroll tax liabilities                                        122,558
                                                          -----------------
                                                                 1,067,608

Stockholders' equity:

    Common stock, $0.001 par value, 50,000,000
      shares authorized,  30,820,065
      shares issued and outstanding                                 30,820
    Additional paid-in capital                                  14,743,104
    Treasury stock                                                 (20,763)
    Retained (deficit)                                         (15,706,843)
                                                          -----------------
                                                                  (953,682)
                                                          -----------------

                                                          $        113,926
                                                          =================

   The accompanying Notes are an integral part of these financial startements


                                  XTREME COMPANIES, INC.
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                         For the Three Months Ended
                                                     --------------------------------
                                                       March 31,           March 31,
                                                         2003                2002
                                                     -------------      -------------
Revenue                                              $         --       $     88,161
Cost of revenues                                               --             65,155
                                                     -------------      -------------
                                                               --             23,006
Expenses
   General and administrative expenses                      9,269                 --
   Payroll and related expenses                                --             23,401
   Professional fees                                       41,387                 --
   Consulting fees                                             --             35,500
   Other operating expenses                                    --             45,594
   Depreciation                                             6,596              1,649
                                                     -------------      -------------
   Total expenses                                          57,252            106,144
                                                     -------------      -------------

Net operating (loss)                                      (57,252)           (83,138)

Other income (expense)
   Interest income                                             --              2,247
   Interest expense                                            --             (2,498)
                                                     -------------      -------------
                                                               --               (251)

Net (loss)                                           $    (57,252)      $    (83,389)
                                                     =============      =============

Stockholders' Equity:
Weighted average number of common
   shares outstanding - basic and fully diluted        30,820,065          3,950,318
                                                     =============      =============

Net (loss) - basic and fully diluted                 $         --       $         --
                                                     =============      =============
Net (loss) per share                                 $         --       $         --
                                                     =============      =============

        The accompanying Notes are an integral part of these financial startements

                             XTREME COMPANIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three Months Ended
                                                     --------------------------
                                                       March 31,      March 31,
                                                         2003           2002
                                                      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                         $(57,252)      $(83,389)
   Depreciation expense                                  6,596          1,649
   Allowance for doubtful accounts                       4,067             --
   Adjustments to reconcile net (loss)
   to cash (used) by operating activities:
     Decrease in accounts receivable                        --          1,977
     Increase in receivable from related parties        (3,162)        (1,647)
     Decrease in accounts payable                       33,581         47,629
     Increase in accrued liabilities                      (502)        10,655
                                                      ---------      ---------
Net cash (used) by operating activities                (16,672)       (23,126)
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net borrowing related parties                        32,669         14,847
   Payments to notes payable                           (16,181)            --
                                                      ---------      ---------
Net cash (used) by investing activities                 16,488         14,847
                                                      ---------      ---------

Net increase in cash                                      (184)        (8,279)
Cash and equivalents - beginning                           373         14,996
                                                      ---------      ---------
Cash and equivalents - ending                         $    189       $  6,717
                                                      =========      =========

Net (loss) - basic and fully diluted
   Interest paid                                      $     --       $     --
                                                      =========      =========
   Income taxes paid                                  $     --       $     --
                                                      =========      =========


   The accompanying Notes are an integral part of these financial startements

                             XTREME COMPANIES, INC.
                                      NOTES


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $15,706,843 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - TREASURY STOCK

The Company received $20,763 worth of $0.001 par value common stock from a related party in exchange for certain investments held in third-party companies.

                             XTREME COMPANIES, INC.
                                      NOTES


NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to a Consulting Agreement ("Agreement"), dated June 1, 1999, with Shogun Investment Group, Ltd. ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Shogun and its officers constructively own 42.7% of the Company. Included in accounts payable for the consulting fees are $237,580, March 31, 2003.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW
----------------

The Company's key focuses will be on waste reduction, nuclear waste containment and innovative sensing and cleaning systems. These markets represent a cumulative $3 to $5 billion dollars per year of which $2 billion is identified with no competitor in place. The Company is also in serious discussions with an engineering group that would open a separate division relating to geothermal energy. In light of the current economy, these efforts to bring to the Company new technology are designed to improve and increase revenues for the Company.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDING MARCH 31,
2002.

REVENUES. For the three months ended March 31, 2003, revenues were $ 0, a decrease of approximately $88,161 or 100%, versus revenues of approximately $88,161 for the three months ended March 31, 2002. The decrease in revenues for the 2003 period was due primarily to 1) the shift in the companies overall direction of products and services, 2) the Company discontinued its operations of Xtreme Webworks due to the downturn in the economy, 3) the publication services were discontinued due to clients slow down in revenues, and 4) the Company sustained a down turn in revenues due to the tragic events of September 11 2001.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2003 decreased by $65.155 or 100%, from the year ended March 31, 2002 due primarily to decrease in revenues and the development of new products and services during the first quarter 2003.

GROSS PROFIT. Gross profits for the three months ended March 31, 2003 were $0 versus $23,006 in the three months ended March 31, 2002. This was due primarily to the discontinuous of Xtreme Webworks operations and the development of new products and services during the first quarter 2003.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses decreased to approximately $57,252 a decrease of $48,892 or 46% for the year ended March 31, 2003 as compared to approximately $106,144 for the year ended March 31, 2002. The decrease in operating expenses for the year ended March 31, 2003 occurred primarily and due to 1) the discontinuous of Xtreme Webworks operations and 2) the decrease in operating expenses incurred during the development stage of the two new acquisitions due to the shift in the companies overall direction of products and services.

NET PROFIT (LOSS). Net loss for the year ended March 31, 2003 decreased by approximately $ 26,137 from the comparable period in the prior year as a result of the aforementioned decrease in overhead expenses due to 1) the discontinuing of operations of Xtreme Webworks and 2) the decrease in overhead expenses incurred during the development stages of the acquired two new technologies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

OVERVIEW. Even though the Company sustained a down turn in revenues due to the tragic events of September 11, 2001 and the shift in the primary focus to development of new technology management believes that the Company will be able to meet it's current and future obligations primarily with their new direction of products and services coming on line.

As the nation recovers from the events of September 11, 2001 and the brief economic down turn since that time, so does the Company recover, and management believes that sales of the newly acquired technologies will begin to develop in the year 2003.

In addition, the Company ma raise additional capital through the sale of stocks and/or other sources of external liquidity, such as procurements of loans from related parties in order to continue expansion.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis

ASSETS AND LIABILITIES. As of March 31, 2003, the Company has assets of approximately $113,926, compared to $147,000 as of March 31, 2002. The decrease of approximately $33,074 was primarily due to a decrease in cash and equivalents, a decrease in accounts receivable and a decrease of notes receivable. The Company's current liabilities increased from $549,514 as of March 31, 2002 to approximately $1,067,608 as of March 31, 2003. This was due primarily to an increase in accounts payable, and notes payable due to the decrease in revenues and the increase in borrowed funds caused by the acquisition of two new technologies.

STATEMENT ON FORWARD-LOOKING INFORMATION
----------------------------------------

Certain information included herein contains statements that may be considered forward-looking, such as statement relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and subject to change. Actual results of the Company's operations may vary materially form any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not lim ited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

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

     Material Contracts

     NONE

(b)  Reports on Form 8-K

The Company filed five reports on Form 8-K during the first quarter of 2003.

8-K REPORT FILED ON JANUARY 3, 2003

On January 2, 2003, CFO Advantage, Inc. of Las Vegas, NV was retained as the Company's certifying Accountant.

8-K REPORT FILED ON MARCH 13, 2003

On March 12, 2003, CFO Advantage, Inc. of Las Vegas, NV resigned as the Company's certifying Accountant.

8-K REPORT FILED ON MARCH 21,2003

On March 20, 2003, Beckstead and Watts, LLP of Las Vegas, NV was retained as the Company's certifying Accountant.

8-K REPORT FILED ON MARCH21, 2003

On March 20th, 2003, Richard Scoble was appointed as CFO of the Company.

8-K REPORT FILED ON MARCH 27,2003

On March 26th, 2003, Garrett J. Oberle was appointed as a director of the company.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTREME COMPANIES, INC.
(Name of Registrant)

Date: MAY 15, 2003                 By: /s/  SHAUN HADLEY
                                            --------------------
                                            SHAUN HADLEY
                                            PRESIDENT

Date: MAY 15, 20032                 By: /s/ DON BRADLEY
                                            --------------------
                                            DON BRADLEY
                                            SECRETARY

CERTIFICATION

In connection with the Quarterly Report of Xtreme Companies, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Don Bradley, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


                                        /s/ Don Bradley
Date: May 15, 2003                      -------------------------------------
                                        Don Bradley
                                        CHIEF EXECUTIVE OFFICER