Form 10QSB/A
period 2003-03-31
XTREME COMPANIES INC
filed 2003-06-10
CIK 1114908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A


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
                                        Don Bradley
                                        CHIEF EXECUTIVE OFFICER

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Bradley, certify that:

1. I have reviewed this first quarter report on Form 10Q/A of Xtreme Companies, Inc.;

2. Based on my knowledge, this first quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this first quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this first quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, April 23rd, 2003 and for, the periods presented in this first quarter report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this first quarter report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this first quarter report ( April 23rd, 2003); and

c) presented in this first quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the April 23, 2003;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

                                        /s/ Donald Bradley
                                        ----------------------------------------
                                        Donald Bradley
                                        Chief Executive Officer

                                        /s/ Garrett Oberle
                                        ----------------------------------------
                                        Garrett Oberle
                                        Chief Financial Officer/Treasure