Form 10QSB
period 2003-06-30
XTREME COMPANIES INC
filed 2003-08-14
CIK 1114908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

PART I - FINANCIAL INFORMATION


                             XTREME COMPANIES, INC.


                                 BALANCE SHEETS
                                      AS OF
                                  JUNE 30, 2003


                                       AND

                            STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS AND THREE MONTHS ENDING
                             JUNE 30, 2003 AND 2002


                                       AND

                                   CASH FLOWS
                            FOR THE SIX MONTHS ENDING
                             JUNE 30, 2003 AND 2002

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Independent Accountant's Review Report                                       4

Balance Sheets                                                               5

Statements of Operations                                                     6

Statements of Cash Flows                                                     7

Footnotes                                                                    8

BECKSTEAD AND WATTS, LLP
------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

August 12, 2003

Board of Directors
Xtreme Companies, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. (a Nevada corporation) as of June 30, 2003 and the related statements of operations for the six-months and three-months ended June 30, 2003 and 2002 and statements of cash flows for the six-months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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




Beckstead and Watts, LLP

                             XTREME COMPANIES, INC.
                           Consolidated Balance Sheet

                                                                    (Unaudited)
                                                                      June 30
                                                                       2003
                                                                   -------------
ASSETS

Current assets:
    Cash and equivalents                                           $        108
                                                                   -------------
                                                                            108
                                                                   -------------

Licensed technology                                                      30,000
                                                                   -------------

                                                                   $     30,108
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Due to related parties                                         $    405,966
    Accounts payable                                                    169,460
    Payroll tax liabilities                                             122,056
                                                                   -------------
                                                                        697,482

Stockholders' equity:

    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 31,651,230 shares issued and outstanding               31,651
    Additional paid-in capital                                       15,129,035
    Retained (deficit)                                              (15,828,060)
                                                                   -------------
                                                                       (667,374)
                                                                   -------------

                                                                   $     30,108
                                                                   =============

   The accompanying Notes are an integral part of these financial statements

                                       XTREME COMPANIES, INC.
                                Consolidated Statements of Operations
                                             (Unaudited)

                                                    For the Six Months Ended       For the Three Months Ended
                                                  -----------------------------   -----------------------------
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2003            2002            2003            2002
                                                  -------------   -------------   -------------   -------------

Revenue                                           $         --    $    131,473    $         --    $     43,312
Cost of revenues                                            --          97,223              --          32,068
                                                  -------------   -------------   -------------   -------------
                                                            --          34,250              --          11,244
Expenses
   General and administrative expenses                  24,153              --          14,884              --
   Payroll and related expenses                             --          35,956              --          12,555
   Professional fees                                    45,880              --           4,493              --
   Consulting fees                                      91,875          44,385          91,875           8,885
   Other operating expenses                                 --         105,830              --          60,236
   Depreciation                                         12,418           3,298           5,822           1,649
                                                  -------------   -------------   -------------   -------------
   Total expenses                                      174,326         189,469         117,074          83,325
                                                  -------------   -------------   -------------   -------------
Net operating (loss)                                  (174,326)       (155,219)       (117,074)        (72,081)

Other income (expense)
   Interest income                                      15,657           2,247          15,657              --
   Interest expense                                         --          (4,996)             --          (2,498)
                                                  -------------   -------------   -------------   -------------
                                                        15,657          (2,749)         15,657          (2,498)

Net (loss)                                        $   (158,669)   $   (157,968)   $   (101,417)   $    (74,579)
                                                  =============   =============   =============   =============

Stockholders' Equity:
Weighted average number of common
   shares outstanding - basic and fully diluted     31,237,944      30,970,065      31,651,230      30,970,065
                                                  =============   =============   =============   =============
Net (loss) - basic and fully diluted              $         --    $         --    $         --    $         --
                                                  =============   =============   =============   =============
Net (loss) per share                              $         --    $         --    $         --    $         --
                                                  =============   =============   =============   =============

                   The accompanying Notes are an integral part of these financial statements

                                       6

                             XTREME COMPANIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        For the Six Months Ended
                                                        ------------------------
                                                         June 30        June 30
                                                           2003          2002
                                                        ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                           $(158,669)    $(157,968)
   Depreciation expense                                    12,418         3,298
   Allowance for doubtful accounts                          4,480            --
   Adjustments to reconcile net (loss)
   to cash (used) by operating activities:
     Decrease in accounts receivable                           --        (3,790)
     Increase in receivable from related parties           74,753        (1,647)
     (Increase) decease in prepaid assets                      --        (6,070)
     (Decrease) in accounts payable                      (462,614)       45,925
     Increase in accrued liabilities                           --        17,385
                                                        ----------    ----------
Net cash (used) by operating activities                  (529,632)     (102,867)
                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net borrowing related parties                          201,181       101,740
   Payments to notes payable                              (58,606)           --
                                                        ----------    ----------
Net cash (used) by investing activities                   142,575       101,740
                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock cancelled for outstanding loans                  (90,410)           --
   Stock issuance for debt conversion                     477,202            --
                                                        ----------    ----------
                                                          386,792            --

Net increase in cash                                         (265)       (1,127)
Cash and equivalents - beginning                              373        14,996
                                                        ----------    ----------
Cash and equivalents - ending                           $     108     $  13,869
                                                        ==========    ==========

Net (loss) - basic and fully diluted
   Interest paid                                        $      --     $      --
                                                        ==========    ==========
   Income taxes paid                                    $      --     $      --
                                                        ==========    ==========

    The accompanying Notes are an integral part of these financial statements

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $15,828,060 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2003, the Company received services from various related parties at a value of $201,181.

In April 2003, two of the Company's shareholders returned 361,640 shares of their 144 restricted shares in cancellation of the outstanding loans and interest due to the company in the amount of $90,410. The Company subsequently cancelled the stocks.

In April 2003, the Company issued 1,062,500 and 130,305 shares of restricted 144 stocks to two separate related parties in the amount of $425,080 and $52,122 in exchange of the cancellation of debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW
----------------
The Company's key focuses and endeavor at the current time is to find a more suitable merger partner that could bring new revenues into the company. Even though all agreements have expires on the Municipal Solid Waste Technology and the Nuclear Reduction processes, the Company will continue their efforts to renew the agreements with the holder of the technology. Management feel that if they can merge with or joint with an existing company that has monthly revenues it will strengthen the Companies current financial condition and improve and increase revenues for the Company.

RESULTS OF OPERATIONS
---------------------
SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDING JUNE 30, 2002.

REVENUES. For the six months ended June 30, 2003, revenues were $ 0, a decrease of approximately $0.00 or 0%, versus revenues of approximately $131,473 for the six months ended June 30, 2002. The decrease in revenues for the 2003 period was due primarily to 1) the shift in the companies overall direction of products and services, 2) the Company discontinued its operations of Xtreme Webworks due to the downturn in the economy, and 3) the Company did not incur any sales in Municipal Solid Waste Systems.

COST OF REVENUES. Cost of revenues for the six months ended June 30, 2003 decreased by $97,223 or 100%, from the year ended June 30, 2002 due primarily to decrease in revenues and the development of new products and services during the first and second quarters of 2003.

GROSS PROFIT. Gross profits for the six months ended June 30, 2003 were $0 versus $34,250 in the six months ended June 30, 2002. This was due primarily to the discontinuous of Xtreme Webworks operations and the development of new products and services during the first and second quarters 2003.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses decreased to approximately $174,326 a decrease of $15,143 or 8% for six months ended June 30, 2003 as compared to approximately $189,469 for the six months June 30, 2002. The decrease in operating expenses for the six months ended June 30, 2003 occurred primarily and due to 1) the discontinuous of Xtreme Webworks operations and 2) the decrease in operating expenses incurred during the development stage of the two new acquisitions due to the shift in the companies overall direction of products and services.

NET PROFIT (LOSS). Net loss for the six months ended June 30, 2003 increased by approximately $ 701 from the comparable period in the prior year as a result of the aforementioned decrease in income due to 1) the discontinuing of operations of Xtreme Webworks and 2) the decrease in overhead expenses incurred during the development stages of the acquired two new technologies 3) the increase in interest income.

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

In addition, the Company may raise additional capital through the sale of stocks and/or other sources of external liquidity, such as procurements of loans from related parties in order to continue expansion.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis

ASSETS AND LIABILITIES. As of June 30, 2003, the Company has assets of approximately $30,108, compared to $176,601 as of June 30, 2002. The decrease of approximately $146,493 was primarily due to a decrease in cash and equivalents, a decrease in accounts receivable and a decrease in notes receivable. The Company's current liabilities increased from $626,580 as of June 30, 2002 to approximately $697,482 as of June 30, 2003. This was due primarily to an increase in notes payable due to the decrease in revenues and the increase in borrowed funds.

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

XTREME COMPANIES, INC.
(Name of Registrant)

Date: August 13, 2003                 By: /s/  SHAUN HADLEY
                                          --------------------
                                          SHAUN HADLEY
                                          PRESIDENT

Date: August 13, 2003                 By: /s/ DON BRADLEY
                                          --------------------
                                          DON BRADLEY
                                          SECRETARY

CERTIFICATION

In connection with the Quarterly Report of Xtreme Companies, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Don Bradley, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

                                        /s/ Don Bradley
Date: August 13, 2003                   -------------------------------------
                                        Don Bradley
                                        CHIEF EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Bradley, certify that:

1. I have reviewed this first quarter report on Form 10Q of Xtreme Companies, Inc.;

2. Based on my knowledge, this first quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this first quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this first quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, August 13, 2003 and for, the periods presented in this first quarter report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this first quarter report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this first quarter report ( August 13, 2003); and c) presented in this first quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the August 13, 2003;

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


Date: August 13,
2003
/s/ Donald
Bradley
Donald Bradley Chief Executive Officer

/s/ Garrett Oberle
Garrett Oberle Chief Financial Officer/Treasure