Form 10QSB
period 2003-09-30
XTREME COMPANIES INC
filed 2003-11-20
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

At September 30, 2003, there were 8,356,535 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional  Small  Business  Disclosure  Format  (check  one): YES [ ]  NO [X]


                                TABLE OF CONTENTS



                                                       Page
                                                       ----

Balance  Sheets                                           1

Statements  of  Operations                                2

Statements  of  Cash  Flows                               3

Footnotes                                                 4

PART  I-     FINANCIAL  INFORMATION



                                       XTREME COMPANIES, INC.
                                            BALANCE SHEET
                                             (UNAUDITED)


ASSETS

Current assets:
  Cash and equivalents . . . . . . . . . . . .  $        213
  Receivable from related parties. . . . . . .             -
                                                -------------
                                                         213
                                                -------------

Fixed assets, net. . . . . . . . . . . . . . .             -

Licensed technology. . . . . . . . . . . . . .        30,000
                                                -------------

                                                $     30,213
                                                =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to related parties . . . . . . . . . . .  $    525,200
  Notes payable. . . . . . . . . . . . . . . .             -
  Accounts payable . . . . . . . . . . . . . .       176,643
  Payroll tax liabilities. . . . . . . . . . .       132,075
                                                -------------
                                                     833,918

Stockholders' equity:

  Common stock, $0.001 par value, 100,000,000
    shares authorized,  8,356,535
    shares issued and outstanding. . . . . . .         8,357
  Additional paid-in capital . . . . . . . . .    15,272,300
  Deferred compensation. . . . . . . . . . . .      (120,000)
  Retained (deficit) . . . . . . . . . . . . .   (15,964,362)
                                                -------------
                                                    (803,705)
                                                -------------

                                                $     30,213
                                                =============

See Notes to Financial Statements





                                                   XTREME COMPANIES, INC.
                                                  STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                                    For Nine Months Ended                  For Three Months Ended
                                                       September 30,     September 30,    September 30,    September 30,
                                                           2003                2002             2003             2002
                                                 --------------------  ---------------  ---------------  ---------------


Revenue . . . . . . . . . . . . . . . . . . . .  $               -   $      158,327   $            -   $       28,503
Cost of revenues. . . . . . . . . . . . . . . .                  -          104,260                -            7,037
                                                 ------------------  ---------------  ---------------  ---------------
                                                                 -           54,067                -           21,466
Expenses
  General and administrative expenses . . . . .             39,308                -           15,155                -
  Payroll and related expenses. . . . . . . . .                  -           41,295                -            5,339
  Professional fees . . . . . . . . . . . . . .             55,151                -            9,271                -
  Consulting fees . . . . . . . . . . . . . . .            203,750           47,695          111,875            3,310
  Other operating expenses. . . . . . . . . . .                  -          105,126                -              945
  Depreciation. . . . . . . . . . . . . . . . .             12,418            4,947                -            1,649
                                                 ------------------  ---------------  ---------------  ---------------
  Total expenses. . . . . . . . . . . . . . . .            310,627          199,063          136,301           11,243
                                                 ------------------  ---------------  ---------------  ---------------

Net operating (loss). . . . . . . . . . . . . .           (310,627)        (144,996)        (136,301)          10,223

Other income (expense)
  Interest income . . . . . . . . . . . . . . .             15,657            2,247                -                -
  Interest expense. . . . . . . . . . . . . . .                  -           (7,494)               -           (2,498)
                                                 ------------------  ---------------  ---------------  ---------------
                                                            15,657           (5,247)               -           (2,498)

Loss from discontinued operation. . . . . . . .                462                -              462                -

Net (loss). . . . . . . . . . . . . . . . . . .  $        (295,432)  $     (150,243)  $     (136,763)  $        7,725
                                                 ==================  ===============  ===============  ===============

Stockholders' Equity:
Weighted average number of common
  shares outstanding - basic and fully diluted.          1,235,656          309,701        2,997,816          309,701
                                                 ==================  ===============  ===============  ===============

Net (loss) per share - basic and fully diluted.  $              (0)  $           (0)  $           (0)  $            0
                                                 ==================  ===============  ===============  ===============

See Notes to Financial Statements



                                              XTREME COMPANIES, INC.
                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                     For the Nine Months Ended
                                                  ----------------------------------
                                                  September 30         September 30
                                                       2003                2002
                                                  ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) . . . . . . . . . . . . . . . . . .  $        (295,432)  $    (150,243)
  Depreciation expense . . . . . . . . . . . . .             12,418           4,947
  Allowance for doubtful accounts. . . . . . . .              4,067               -
  Adjustments to reconcile net (loss)
  to cash (used) by operating activities:
    Decrease in accounts receivable. . . . . . .             74,753          (3,790)
    Increase in receivable from related parties.                  -          (1,647)
    (Increase) decease in prepaid assets . . . .                  -          (6,070)
    (Decrease) in accounts payable . . . . . . .           (454,586)         45,925
    Increase in accrued liabilities. . . . . . .             10,019          17,385
                                                  ------------------  --------------
Net cash (used) by operating activities. . . . .           (648,761)        (93,493)
                                                  ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net borrowing related parties. . . . . . . . .            320,415         101,740
  Payments to notes payable. . . . . . . . . . .            (58,606)              -
                                                  ------------------  --------------
Net cash (used) by investing activities. . . . .            261,809         101,740
                                                  ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock cancelled for outstanding loans. . . . .            (90,410)              -
  Stock issuance for debt conversion . . . . . .            477,202               -
                                                  ------------------  --------------
                                                            386,792               -

Net increase in cash . . . . . . . . . . . . . .               (160)          8,247
Cash and equivalents - beginning . . . . . . . .                373          14,996
                                                  ------------------  --------------
Cash and equivalents - ending. . . . . . . . . .  $             213   $      23,243
                                                  ==================  ==============

Net (loss) - basic and fully diluted
  Interest paid. . . . . . . . . . . . . . . . .  $               -   $           -
                                                  ==================  ==============
  Income taxes paid. . . . . . . . . . . . . . .  $               -   $           -
                                                  ==================  ==============

See Notes to Financial Statements

                             XTREME COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENT
                               September 30, 2003
                                  (UNAUDITED)

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $15,964,362 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE  3  -  LOSS  FROM  DISCONTINUED  OPERATION

In July 2003, the Company discontinued the operation of its 100% owned subsidiaries Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc. due to the failure of negotiation in the satisfactory terms for the extension of the license agreements. Accordingly, the Company has elected to report the discontinued operation under SFAS 144 by recognizing loss from discontinued operation of $252 and $182 from each subsidiary, respectively, for the period ended September 30, 2003. The liabilities from these two subsidiaries remain with the Company as of September 30, 2003.

NOTE  4  -  SHAREHOLDERS'  EQUITY

In September 2003, the Company executed a reverse stock split in the ratio of 100 to 1. In this transaction, the shareholder receives 1 share for every 100 shares of the Company's existing shares. With the rounding effect, the total number of shares outstanding after the reverse split was 356,535.

In September 2003, the Company amended the article to increase the authorized capital shares from 50,000,000 shares to 100,000,000 shares with par $.001.

In September 2003, the Company issued a total number of 8,000,000 shares pursuant to three consulting agreements. According to the agreements, the consultants are engaged to assist the Company with its capitalization and restructuring, and its business development by seeking potential business partners, candidates for joint ventures, mergers and acquisitions. These services were commenced in November 2003 for a term of 24 months. As of September 30, 2003, the Company recorded deferred compensation in the amount of $120,000 for the fair market value of the shares issued.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

During the six months period ended June 30, 2003, the Company received services from various related parties at a value of $201,181.

In April 2003, two of the Company's shareholders returned 361,640 shares of their 144 restricted shares in cancellation of the outstanding loans and interest due to the company in the amount of $90,410. The Company subsequently cancelled the stock.

In April 2003, the Company issued 1,062,500 and 130,305 shares of restricted 144 stock to two separate related parties in the amount of $425,080 and $52,122 in exchange of the cancellation of debt.

During the period ended September 30, 2003, the Company recorded consulting expense in the amount of $111,875 for the consulting services provided by the related party Shogun Investment Group.

NOTE  6  -  SUBSEQUENT  EVENT

On October 1, 2003, the Company signed the Agreement and Plan of Reorganization ("Agreement") with Rockwell Power Systems, Inc. ("Rockwell"). Under this agreement, the current shareholders of the Company shall retain 356,535 shares of common stock after giving effect to the reverse stock split. Shareholders of Rockwell shall receive 60,000,000 of the shares of common stock of the Company. After the merger, Rockwell shall own 99.9% of the outstanding shares of the Company.

According to the agreement, Rockwell agreed to assume the Company's outstanding tax liability in the amount of $132,075 according to the terms of the plan proposed by the Internal Revenue Service which includes a down payment of $10,000 to be paid on October 2, 2003 and for a monthly payment for the outstanding balance and interest thereto to be made for 36 months. Rockwell will only assume this liability upon the successful consummation of the merger.

According to this agreement, Shogun Investment Group, one of the major shareholders of the Company shall retain 50,000 free trading shares of its common stock, in addition to 1.5% of the total outstanding shares (or 150,000 shares, whichever is greater) of the Company's common stock after giving effect to the reverse stock split. Shogun shall receive $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liability.

According to the agreement, the Company shall issue 150,000 shares of common stock in redemption of outstanding loans from current related parties for the amount of $318,981.

According to the agreement, the Company shall pay $18,500 in cash for the redemption of outstanding loans and various notes payables for a total amount of $36,394.

In October 2003, the Company entered into two consulting agreements with two individuals for management, strategic planning and marketing services. Pursuant to these agreements, each consultant shall receive 25,000 shares of the Company's common stock in exchange for the service commencing on October 28, 2003 to April 28, 2004.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL  OVERVIEW

The Company's key focuses and endeavor at the current time is to complete the merger and reorganization with Rockwell Power Systems, Inc. ("Rockwell"). The merger should bring new revenues into the company from their specialized technology. Management feels that with this merger and with Rockwell's monthly revenues it will strengthen the Companies current financial condition and improve and increase revenues for the Company.

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2002.

REVENUES. For the nine months ended September 30, 2003, revenues were $ 0, a decrease of approximately $158,327 or 100%, versus revenues of approximately $158,327 for the nine months ended September 30, 2002. The decrease in revenues for the 2003 period was due primarily to 1) the shift in the companies overall direction of products and services, 2)the Company discontinued its operations of Xtreme Webworks due to the downturn in the economy 3) the Company discontinued its operations of Waste Renewal Systems due to a lack of sales of a Municipal Solid Waste System and the related technology, and 3) the Company also discontinued its operations of Nuclear Reduction Systems due to a lack of sales of a system and the related technology.

COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2003 decreased by $104,260 or 100%, from the year ended September 30, 2002 due primarily to the decrease in revenues and the development of new products and services during the first and second quarters of 2003.

GROSS PROFIT. Gross profits for the six months ended September 30, 2003 were $0 versus $54,067 in the nine months ended September 30, 2002. This was due primarily to the discontinuation of Xtreme Webworks operations and the development of new products and services during the three quarters of 2003.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased to approximately $310,624 an increase of $111,564 or 56% for the nine months ended September 30, 2003 as compared to approximately $199,063 for the nine months ended September 30, 2002. The increase in operating expenses for the nine months ended September 30, 2003 occurred primarily due to 1) use of Consulting Services to obtain a merger partner and to the shift in the companies overall direction of products and services.

NET PROFIT (LOSS). Net loss for the nine months ended September 30, 2003 increased by approximately $ 145,189 from the comparable period in the prior year as a result of the aforementioned decrease in income due to 1) the discontinuing of operations of Xtreme Webworks and 2) the increase in overhead expenses incurred during the development stages of the acquired two new technologies 3) the increase of Consulting Services and 4)the increase in interest income.

LIQUIDITY  AND  CAPITAL  RESOURCES

OVERVIEW. Even though the Company sustained a down turn in revenues due to the tragic events of September 11, 2001 and the shift in the primary focus to development of new technology management believes that the Company will be able to meet it's current and future obligations primarily with their new direction of products and services coming on line.

As the nation recovers from the events of September 11, 2001 and the brief economic down turn since that time, so does the Company recover, and management believes that the merger and sales of the new technologies will begin to develop in the later part of 2003.

In addition, the Company may raise additional capital through the sale of stocks and/or other sources of external liquidity, such as procurements of loans from related parties in order to continue expansion.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make on an as-needed basis

ASSETS  AND  LIABILITIES.

As of September 30, 2003, the Company has assets of approximately $30,213, compared to $101,972 as of September 30, 2002. The decrease of approximately $146,493 was primarily due to a decrease in cash and equivalents, a decrease in accounts receivable and a decrease in notes receivable. The Company's current liabilities increased from $544,226 as of September 30, 2002 to approximately $833,918 as of September 30, 2003. This was due primarily to an increase in notes payable due to the decrease in revenues and the increase in borrowed funds to continue operations in an effort to complete a merger or an acquisition to increase income from a new product sales.

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


PART  II  -  OTHER  INFORMATION

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

     Exhibit
     No.       Description
     ---       -----------
     3.1       Articles of Incorporation of Xtreme Companies, Inc. f.k.a. Xtreme
               Webworks f.k.a. Shogun Advertising, Inc. (Incorporated by reference from Exhibit 3.1 of Form 10SB12G/A filed November 7,
               2000).

     3.2 Bylaws of Xtreme Companies, Inc. f.k.a. Xtreme Webworks f.k.a. Shogun Advertising, Inc. (Incorporated by reference from Exhibit
               3.2  of  Form  10SB12G/A  filed  November  7,  2000).

     Material  Contracts

     NONE

(b)  Reports  on  Form  8-K

      Form 8-K filed on October 9, 2003 concerning change in ownership, agreement and plan of reorganization and resignation of former directors.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTREME  COMPANIES,  INC.
(Name  of  Registrant)

Date:  November  20,  2003      By:  /s/  Kevin  Ryan
                                    --------------------
                                    Kevin  Ryan
                                    Chief Executive Officer and Chairman


CERTIFICATION

In connection with the Quarterly Report of Xtreme Companies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Don Bradley, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

                                            /s/  Kevin  Ryan
Date:  November 20, 2003                   -----------------
                                            Kevin  Ryan
                                            Chief Executive Officer and Chairman

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I,  Kevin  Ryan,  certify  that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this first quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, September 30, 2003 and for, the periods presented in this first quarter report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this first quarter report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this first quarter report ( September 30, 2003); and c) presented in this first quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the September 30, 2003;

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


Date:  November  20,  2003

/s/  Kevin  Ryan
     -----------
     Kevin  Ryan
     Chief Executive Officer and Chairman