Form 10QSB/A
period 2003-09-30
XTREME COMPANIES INC
filed 2003-11-26
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT TO THE
                                   FORM 10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER: 333-30914

                             XTREME COMPANIES, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                         88-0394012
      (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)

                             11798 Western Ave., Unit 18
         Stanton, California                                         90680
      (Address of principal executive offices)                  (Zip Code)

                                  (714) 895-0944
                            Issuer's Telephone Number

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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


ITEM III Controls and Procedures

a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     none.


PART  II  -  OTHER  INFORMATION

Item  1. Legal Proceedings.

None.

Item  2.Changes in Securities

In September 2003, the Company issued a total number of 8,000,000 shares pursuant to three consulting agreements. According to the agreements, the consultants are engaged to assist the Company with its capitalization and restructuring, and its business development by seeking potential business partners, candidates for joint ventures, mergers and acquisitions. These services were commenced in November 2003 for a term of 24 months. As of September 30, 2003, the Company recorded deferred compensation in the amount of $120,000 for the fair market value of the shares issued. The share were issued pursuant to Rule 144 and are thereby exempt from registration under the Securities Act.

Item 3.  Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Report filed on form PRE 14 C filed on October 06, 2003 and Def 14 C filed on November 20, 2003.

Item 5. Other Information.

None.

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

XTREME  COMPANIES,  INC.
(Name  of  Registrant)

Date:  November  26,  2003      By:  /s/  Kevin  Ryan
                                    --------------------
                                    Kevin  Ryan
                                    Chief Executive Officer and Chairman


CERTIFICATION

In connection with the Quarterly Report of Xtreme Companies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),I, Kevin Ryan Chief Executive Officer and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

                                            /s/  Kevin  Ryan
Date:  November 26, 2003                   -----------------
                                            Kevin  Ryan
                                            Chief Executive Officer and Chairman

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I,  Kevin  Ryan,  certify  that:

1. I have reviewed this third quarter report on Form 10Q of Xtreme Companies, Inc.;

2. Based on my knowledge, this third quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this third quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this third quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, September 30, 2003 and for, the periods presented in this third quarter report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this third quarter report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this third quarter report ( September 30, 2003); and c) presented in this third quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the September 30, 2003;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarter report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  26,  2003

/s/  Kevin  Ryan
     -----------
     Kevin  Ryan
     Chief Executive Officer and Chairman