Form 10KSB
period 2003-12-31
XTREME COMPANIES INC
filed 2004-04-14
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

       [  ]TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (D) OF THE SECURITIES
               EXCHANGE  ACT  OF  1934


                        COMMISSION  FILE  NUMBER  000-30914
                               ------------------
                             XTREME COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEVADA                                            88-0394012
(State  or  Other  Jurisdiction  of                    (I.R.S.  Employer
Incorporation  or  Organization)                          Identification
                                                            Number)


                           11782 WESTERN AVE., UNIT 18
                            STANTON, CALIFORNIA 90680
             (Address a of principal executive offices and principal
                               place of business)
                               ------------------
                                 (714) 895-0944
                                -----------------
                           (Issuer's telephone number)

SECURITIES  REGISTERED  UNDER  SECTION  12(B)  OF  THE  EXCHANGE  ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [x]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Issuer  had  no  revenues  for  the  fiscal  year  ended December 31, 2003.

As of March 31, 2004 the aggregate market value of the Issuer's common stock held by non-affiliates Was $330,000 (based on 550,000 non-affiliate shares outstanding at the closing price of $0.60 per share of common stock on March 31, 2004 as reported by the Over-the-Counter Bulletin Board).

The Issuer had 9,310,552 shares of common stock outstanding as of March 31, 2004.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                             XTREME COMPANIES, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART  I                                                PAGE  NO.

ITEM  1   DESCRIPTION  OF  BUSINESS                                           2
ITEM  2   DESCRIPTION  OF  PROPERTY                                           7
ITEM  3   LEGAL  PROCEEDINGS                                                  8
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS         8

PART  II

ITEM  5   MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS       8
ITEM  6   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                             9
ITEM  7   FINANCIAL  STATEMENTS                                              12
ITEM 8 CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING 21 AND FINANCIAL DISCLOSURE
ITEM  8A  CONTROLS  AND  PROCEDURES                                          21

PART  III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 21 16(A) OF THE EXCHANGE ACT
ITEM  10  EXECUTIVE  COMPENSATION                                            23
ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND          24
         MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS
ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                 25
ITEM  13  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              26
ITEM  14  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                         26

                                     PART I

ITEM  1.   DESCRIPTION  OF  BUSINESS

OVERVIEW

We design and manufacture high-performance commercial boats used by fire, police, and military personnel for fire, rescue and patrol. We are a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble our products in-house. Our products combine innovative designs with power, safety, handling and stability to create boats designed to protect and save lives. We market our low cost, rapid response boats directly to municipalities and other government agencies, such as, fire departments, police departments, city port-authorities and the military. We did not have any revenues in the fiscal year ended December 31, 2003.

We are a publicly traded company, which trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "XTME."

The address of our principal executive office is 11782 Western Avenue, Unit 18, Stanton, California 90680. Our telephone number is (714) 895-0944. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

HISTORY

We incorporated in the State of Nevada on August 14, 1994 as Shogun Advertising, Inc. On May 10, 1998, we changed our name to Xtreme Webworks. As Xtreme Webworks, we offered services to Internet companies that assisted in higher recognition placement with search engines. We also designed and hosted Internet web sites, and designed and published online and printed newsletters. On April 24, 2002, we changed our name to Xtreme Companies, Inc. On November 30, 2002, we determined that our internet hosting and marketing business was not strategic to our ongoing objectives and discontinued capital and human resource investment in the business.

As Xtreme Companies, Inc., our business was to assist in the acquisition, development and finance of energy related entities. To that end, on April 26, 2002, we executed an Acquisition Agreement with Waste Renewal Systems, Inc., a Nevada Corporation. As a wholly-owned subsidiary, Waste Renewal Systems, Inc., provided an innovative and proprietary waste processing solution for municipal solid waste disposal. Further, on May 15, 2002, we executed an Acquisition Agreement with Nucon International, Inc. a Nevada Corporation who later changed its name to Nuclear Reduction Systems, Inc. As a wholly-owned subsidiary, Nuclear Reductions Systems, Inc. provided cutting edge technology in the nuclear waste treatment industry.

In July 2003, we discontinued the operation of our wholly-owned subsidiaries Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc. due to the failure to negotiate satisfactory terms for the extension of the license agreements and its inability to commercialize its products.

On October 1, 2003, we entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. a Delaware corporation. As a result of the transaction, Rockwell Power Systems, Inc. became our wholly-owned subsidiary. In addition, the entire former management team and board of directors resigned and we employed a new management team and appointed a new board of directors.

Rockwell Power Systems was incorporated in Delaware on January 29, 2001 under the name Rockwell Healthcare Systems, Inc. We changed its name on April 12, 2001 to Rockwell Power Systems. We had no operations until October 1, 2003 when we purchased the Fire & Rescue and the Recreational Boat Division from Sonic Jet Performance, Inc. Pursuant to the Bill of Sale Agreement executed between the parties, Rockwell was granted a license for a period of twenty years to the use the "Sonic Jet Performance" name. Additionally, Rockwell was granted the authority to market and sell Fire and Rescue and Recreational boats everywhere in the world except the Middle East(including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen).

Since October 1, 2003, we have focused our efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes.

INDUSTRY  BACKGROUND

We believe the next great opportunity in the boating industry for business expansion and profits is in Homeland Security fulfillment, defense, surveillance, and emergency response boats for municipalities and governments. According to White House documents, after September 11, the United States government took a wide range of urgent steps to protect the Nation's highest risk targets and critical infrastructure systems such as nuclear power plants, hydroelectric dams, telecommunication nodes, border crossings, chemical facilities, sea and water ports, water and sewer plants, electric power plants, gas pipelines, dams and bridges - all national assets that are critical to economic and national security. This includes protecting the open coastline, waterways, and private industrial sites such as nuclear power plants and oil refineries

In addition to the increase in federal funding for homeland security, two other important programs are in place that will benefit those fire departments and private organizations looking to participate and take advantage of the additional funding being provided to these specific areas. These programs include: The 2004 Assistance to Firefighters Grant Program presented by the Office of Domestic Preparedness ("ODP") and Operation Safe Commerce ("OSC") funding.

The ODP is currently offering $750 million in grants to fire departments across the United States. With Fireboats being elevated to a Priority One Status for this year's grant program, we have aggressively pursued the more than 5,200 fire departments with responsibilities on the water by offering a grant assistance program for any fire department interested in purchasing one of our boats. The program has been well received with more than thirty fire departments applying so far. However, we cannot determine if the ODP will grant any awards to fire departments that apply, if any. We have not generated any revenue or sales from this program to date but, if successful, we could see future boat sales as a result of the program.

By specific order of the Transportation Security Administration, Operation Safe Commerce, which concentrates on the ports of New York/New Jersey, Seattle/Tacoma, and Los Angeles/Long Beach, is a public-private partnership that uses federal grants to test pilot programs in order to improve security at these ports and others like them throughout the United States. The funding allocated to OSC is $58 million, which is the first step of a multi-faceted program. Strategically located near the Long Beach & Los Angeles Ports, and having already sold boats to the New York Port Authority, Xtreme is positioning itself to play an integral role in our ports security and emergency response capabilities.

The Coast Guard's port security mission has grown from approximately 1-2 percent of daily operations to between 50-60 percent. Additional national security missions are focused upon illegal immigration, drug interdiction, port security, and the provision of enhanced defenses for critical high-risk vessels, coastal facilities, coastal nuclear power plants and oil refineries. The 2003 Federal Budget increased funding for these homeland security-related missions by $282 million, to an overall level of $3.5 billion to enhance the capabilities of America's first responders, a greater than 10-fold increase in Federal resources, allowing state and local agencies to purchase a wide range of equipment needed to respond effectively to a terrorist attack, including the purchase of new technology-based patrol and surveillance boats.

The target markets for our boats include municipalities, state and federal agencies, fire, rescue, police and military units. The approximately 181,518 miles of waterways in the United States offer numerous opportunities for us to sell our commercial boats, particularly those used for rescue, patrol and fire fighting operations. We believe our products offer a cost effective solution for our target customers.


PRODUCTS

Our boats combine power, safety, handling and stability in rough water along with high-speed performance. The innovative patents and patents-pending that we license, give the boats eye-catching visual market retention, and a competitive advantage in the boating industry, home defense and world markets.

The unique convergence of design and technology give our boats the ability to be highly maneuverable in as little as ten inches of water, essential in areas where submerged objects such as street signs, vehicles or rocks will interfere with other craft. Even with a full crew and injured passengers, the boat stays high on the water, affording a speedy, safe access and egress.

The boats are quick-response craft that can be easily transported to emergency areas. The hulls incorporate patented "V" shaped hull designs, and are built using hand laid "S" glass which produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls, and provides extraordinary stability and handling in rough waters, and at high speeds.

                             Product Specifications
                             ----------------------



         Load        Fuel        Towing       Passenger
Model    Capacity    Capacity    Capacity     Capacity
-------  ----------  ----------  -----------  ---------
12 Foot  2,200 lbs.  32 gallons   7,000 lbs.          5
-------  ----------  ----------  -----------  ---------
15 Foot  5,500 lbs.  58 gallons  10,000 lbs.          6
-------  ----------  ----------  -----------  ---------



We currently offer two commercial boats which are similar in design but distinct in functions. Each model comes equipped with Mercury Marine Sport Jet 175 XR2 two stroke engines that generate 175 horse power, and Mercury Marine single stage axial flow jet pumps. We have also developed new models for California, and international markets that no longer allow 2 stroke motors. We have redesigned the boat to accept power systems which meet the strict emissions standards in California and the year 2006 emissions requirements mandated by the United States Environmental Protection Agency. The boats come with a two-year warranty on the engine, the fuel system, and the electrical system, and a five-year warranty on the hull.

Patrol  Rescue  Jet
-------------------
The Patrol Rescue Jet is designed to provide security in inland waterways and in harbors. With a speed of up to 55 miles per hour, the Patrol Rescue Jet can deliver law enforcement and emergency assistance to virtually any location on or around the water. This boat is available in either a 12 foot design or a 15 foot design.

Fire  and  Rescue  Jet
----------------------
The Fire and Rescue Jet is designed to fight fires on the water and in near shore areas. The Fire Rescue Jet comes equipped with a patented water pump that can supply up to 750 gallons of water per minute. The Fire and Rescue Jet is uniquely designed so one person can control the boat and the fire apparatus. This boat is also available in either a 12 foot design or a 15 foot design.


SALES  AND  MARKETING

Sales: We currently utilize a direct sales team consisting of three team members which sell our products primarily in the United States. Furthermore, we currently work with several independent sales agents to sell our products throughout the United States. We hope to increase the size of our independent sales agent team in 2004 from two to six. By doing so we will be able to expand our reach into agencies nationwide that are looking for our products. In addition, through personal presentation, consultation and collaboration with government agencies, municipalities, and national foundations, we plan to provide demonstrator products for law enforcement, fire, rescue, patrol, and military departments for expositions, training, agency certifications, and demonstrations.

Marketing: Our marketing efforts include participating in industry trade shows, direct assistance to fire departments and municipalities for grant applications and communicating through our corporate website.

The  only  recent  sales  of  our  products  include:

- The New York Port Authority bought two 1250 Fire and Rescue Jets in September of 2003 and has an open purchase-order agreement which allows them to buy more boats from us for the next two years at their option. The revenue from this sale was recognized by Force Protection, Inc., which formerly owned the boat assets that we now own. However, we received $70,474 from Force Protection on December 10, 2003, Inc. for these sales, which was recognized as additional paid in capital on our balance sheet.

- The Anglesea Volunteer Fire Company No.1 in North Wildwood, New Jersey purchased one 1250 Fire and Rescue Jet boat on December 1, 2003 that was delivered in March, 2004. The revenue from the boat sale will be recognized in the First Quarter of 2004.

COMPETITION

We compete against large international companies that have greater financial, technical and marketing resources, customer bases, longer operating histories and greater name recognition. However, management believes our products offer the following advantages over competitive products:

Durability: The hulls are constructed using hand laid "S" glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

High Performance and Stability: Most boats capable of exceeding 55 miles per hour are inherently unstable and virtually uncontrollable at those speeds. Management believes the patented "V" shape hull design makes the boats safe and stable at high speeds, thereby eliminating this problem.

Best Cost: The prices for commercial boats are competitive with the prices offered by competitors.

We  believe  our  main  competitors  include:

- Boston Whaler: Offers a wide range of commercial and recreational products. Their fireboats typically exceed twenty feet in length.

- Nichols Bros: Manufactures a large variety of commercial boats. They primarily build large boats at extravagant costs. Their newest fireboat is 105 feet in length and was delivered at a cost of $8.9 Million.

- Triad Marine: Offers commercial and recreational inflatable boats ranging in size from eight to thirty feet in length.

- Safe Boats: Builds inflatable rigid hull patrol boats ranging in size from nine feet to thirty-nine feet in length.

- Nautica International: Manufactures patrol boats, commercial boats and recreational boats.

- Silver Ships and Northwind Marine: Manufactures a line of commercial and fire boats primarily 25-feet in length and above.

OPERATIONS

Manufacturing: The hulls for our boats were manufactured in Nanning, China. We currently have a surplus of hulls in our storage facility in Riverside, California and are not utilizing the manufacturing facility which we lease on a contract basis to specifically manufacture the hulls. If and when our supply of hulls is depleted, we may explore using this facility again to manufacture the boats.

Assembly: Boat prototyping and boat assembly is performed in Stanton, California, strategically positioned near the Los Angeles, and Long Beach Harbors. Final boat assembly is located in a 3,000 square foot facility, with an additional 3,000 square feet in Riverside, California for storage.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS

We purchase key materials, components and equipment, including engines, fire pumps and other components from third party suppliers. We obtain most of our critical raw materials and components from a single or limited number of suppliers. When possible, we also develop and maintain alternative sources for essential materials and components. The inability to obtain sufficient quantities of these materials or components may result in delays, increased costs, and reductions in our product shipments.

INTELLECTUAL  PROPERTY

Our intellectual property is important to our business. We rely on a combination of license rights, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. We license patents and patents-pending that relate to the construction and design of the sleek, progressive "V" and double pad-bottomed "V-hull" boat. The hull is designed so that as water hits the hull, it flows to the next convenient degree, creating a lift and literally raising the boat to the top of the water.

Pursuant to the Business Asset Sale, License and Assignment of Rights Agreement between Sonic Jet Performance, Inc. and Rockwell Power Systems, Inc., we were granted a license for a period of twenty years to use the "Sonic Jet Performance" name and granted Rockwell the authority to market and sell Fire and Rescue and Recreational boasts everywhere in the world except the Middle East(including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen).

In addition, Rockwell was assigned the contractual right to use the Fire and Rescue Jet design as provided for under the 2001 License Agreement made between Sonic Jet Performance, Inc. and Mardikian Marine Design et al dated December 21, 2001. The term of agreement is from December 27, 2001 to December 31, 2006 with an option for renewal of one 5 year term until December 31, 2011 unless terminated pursuant to the Agreement. Pursuant to the License Agreement, we have agreed to pay to the Licensor a royalty equal to the greater of (a) $60,000 per year or (b) the percentage of the License's yearly gross revenue resulting from the sale of watercraft or other product that incorporate or include any of the licensed designs according to the following schedule:




Yearly Gross Revenue . .  Percent of Gross Revenue
------------------------  -------------------------
1.00 to $3,000,000. . .                       4.0%
------------------------  -------------------------
3,000,001 to $5,000,000                       3.0%
------------------------  -------------------------
5,000,001 to 10,000,000                       2.0%
------------------------  -------------------------
10,000,001 and up . . .                       1.0%
------------------------  -------------------------



The  licensed  designs  and  Patents  are  as  follows:




Patent/Design. . . . . . . . . . . . . . . . . .  Patent/Design Number
------------------------------------------------  -------------------------
Persona Watercraft with seat and Side Appendages  No. 356,989 April 4, 1995
------------------------------------------------  -------------------------
Vortex 22 foot closed bow boat . . . . . . . . .  Des. No. MD 1225-C
------------------------------------------------  -------------------------
Vortex 22 foot open bow boat . . . . . . . . . .  Des. No. MD 1226-O
------------------------------------------------  -------------------------
Vortex 19 foot closed bow boat . . . . . . . . .  Des. No. MD 1997-C
------------------------------------------------  -------------------------
Vortex 19 foot open bow boat . . . . . . . . . .  Des. No. MD 1998-O
------------------------------------------------  -------------------------







CUSTOMERS

Our target market is primarily fire departments, port authorities, and other governmental agencies. Thus, we have a limited customer base.

Obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months.

EMPLOYEES

We presently employ four employees in the United States, including factory workers, sales, and administrative and management personnel. We also employ two contractors, which assist us in our sales efforts.

REGULATORY  RESTRICTIONS  ON  OUR  BUSINESS

Environmental  Matters
----------------------
We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. However, we do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties, we may be required to pay, or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected.

Other  Regulatory  Matters
--------------------------
Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the EPA and the Occupational Safety and Health Administration, or OSHA, monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations. For example, we are subject to federal regulation under the Boat Safety Act of 1971 that requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Although manufacturers of certain equipment we use in our boats have instituted recalls, there has never been a recall resulting from our design or manufacturing process.

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The address of our principal executive office is 11782 Western Avenue, Unit 18, Stanton, California 90680. On October 1, 2003, we entered into a lease agreement with York Industrial Park to lease approximately 3,000 square feet of office space that includes administrative offices and assembly facilities. The term of the lease is month to month. The annual rent is $19,140 plus utilities, taxes and maintenance.

Furthermore, on December 1, 2003, we entered into a lease agreement with Marlborough Equities to lease approximately 3,000 square feet of storage space in Riverside California. The annual rent for this space is $26,400. The term of the lease for this space is month to month.

ITEM  3.  LEGAL  PROCEEDINGS

On March 9, 2004, Albert Mardikian, a company shareholder and holder of certain designs and components, filed a complaint against us in the Orange County Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and Sonic Jet Performance, Inc. (N.K.A. Force Protection, Inc.) the agreement further alleges fraud, conversion and unfair competition. The plaintiff is seeking declaratory relief, compensatory damages of $700,000, actual damages of $346,000, disgorgement of profits, civil penalties pursuant to the California Business and Professions Code Section 17206, reasonable attorney's fees and cost of suit incurred. While the suit was filed on June 26, 2003 against Sonic Jet Performance, Inc. and Ashford Capital, LLC, we were added to the suit on March 9, 2004 since we acquired the licensing rights pursuant to an agreement between Rockwell Power Systems, Inc. and Force Protection, Inc. We are currently preparing an answer denying these allegations. While we believe that the matter will be resolved in our favor and that the case is without merit, this case is in the early stages of litigation and we can not predict the outcome. If we receive an unfavorable ruling, there is a possibility of a material adverse impact of money damages on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices of our common stock for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.




                                    LOW    HIGH
                  2003 Fiscal Year
First Quarter                       0.51   1.05
Second Quarter                      0.07   0.61
Third Quarter                       0.01   0.10 (1:100 Rev Split)
Fourth Quarter                      0.02   1.00

                  2002 Fiscal Year
First Quarter                       0.08   0.33
Second Quarter                      0.08   1.00 (1:5 Rev Split)
Third Quarter                       0.60   1.10
Fourth Quarter                      0.45   1.05




SHAREHOLDERS

As of March 10, 2004, there were approximately 209 holders of record of our common stock.

DIVIDEND  POLICY

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On October 1, 2003, we entered into an investment agreement with Dutchess Private Equity Fund, L.P for $50,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On October 1, 2003, we entered into an investment agreement with eFund Small Cap. Fund, L.P for $50,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe", "anticipate, "estimate", "expect", "are of the opinion that" and words of similar import, constitute "forward-looking statements."

You should not place any undue reliance on these forward-looking statements. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by law.

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2002  COMPARED  WITH  YEAR ENDEDED DECEMBER 31, 2003

REVENUES

For the years ended December 31, 2002 and 2003, we had no revenues. During 2002, we operated as Xtreme Webworks, but on November 30, 2002, we determined that internet hosting and marketing business was not strategic to our ongoing objectives and we discontinued capital and human resource investment in the business. We did not generate any revenues in that business. On April 26, 2002, we executed an Acquisition Agreement with Waste Renewal Systems, Inc., a Nevada Corporation. On May 15, 2002, we executed an Acquisition Agreement with Nucon International, Inc. a Nevada Corporation who later changed its name to Nuclear Reduction Systems, Inc. In July 2003, we discontinued the operation of Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc. due to the failure of negotiation in the satisfactory terms for the extension of the license agreements and because we were unable to generate revenue from those businesses. On October 1, 2003, we entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. but we did not generate any revenues during 2003 from that business.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

Operating, general and administrative expenses decreased $13,495,486 to $507,112 for the year ended December 31, 2003 as compared to $14,002,598 for the year ended December 31, 2002. The decrease in operating expenses for the year ended December 31, 2003 occurred primarily due to the discontinuation of our operating subsidiaries and because $13,520,000 was the result of share issuances for services for the year ended December 31, 2002 compared to $23,559 during the year ended December 31, 2003.

Net  Loss

Net loss for the year ended December 31, 2003 decreased by approximately $13,571,000 to 538,431 from 14,110,183 for the comparable period in the prior year as a result of the decrease in overhead expenses due to: (1) the discontinuing of operations of Xtreme Webworks, Waste Management Renewal Systems and Nuclear Reduction Systems, which was $107,585 and (2) in 2002 there were share issuances that totaled $13,520,000 for services rendered. Furthermore, during 2003, we wrote down $127,418 in assets. Other general and administrative expenses totaled $349,648.

Financing  Activities

On  October  1,  2003,  we  entered  into  an investment agreement with Dutchess
Private Equity Fund, L.P for $50,000 whereby we would issue a convertible debenture. The debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On October 1, 2003, we entered into an investment agreement with eFund Small-Cap Fund, L.P for $100,000 whereby we would issue a convertible debenture. The debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2003, we had assets of approximately $169,486, compared to $117,544 as of December 31, 2002. The increase of approximately $51,942 was primarily due acquisition of Rockwell Power Systems, Inc. Our current liabilities decreased from $1,017,521 as of December 31, 2002 to approximately $908,735 as of December 31, 2003. This was due primarily to the conversion of debt to common stock and the successful settlement of outstanding debt balances.

The New York Port Authority bought two 1250 Fire and Rescue Jets in September of 2003. The revenue from this sale was recognized by Force Protection, Inc., which was formerly owned the boat assets which we now own. However, we received $70,474.14 from Force Protection on December 10, 2003 for these sales, which was recognized as additional paid in capital on our balance sheet

Inflation

We do not believe that inflation has had or is likely to have any significant impact on operations.


                                  RISK FACTORS

WE  HAD  LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FUTURE.
WE  MAY  NEVER  BECOME  PROFITABLE.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $538,431 for the year ended December 31, 2003.

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABLE OPERATIONS.

We are a development stage production company. We acquired our subsidiary, Rockwell Power Systems, Inc. on October 1, 2003. We have not generated any revenue. Our ability to successfully commercialize our products will depend on, among other things, ability to manufacture and distribute the products, and the relative cost to the customer of our product as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. As a result, we may never achieve or sustain profitable operations.

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE DO NOT GENERATE ENOUGH CASH FROM OPERATIONS TO SUSTAIN OUR BUSINESS WE MAY HAVE TO LIQUIDATE ASSETS OR CURTAIL OUR OPERATIONS.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Conditions exist which raise substantial doubt about our ability to continue unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

WE DEPEND ON OUR SUPPLIERS AND IF WE CAN NOT OBTAIN CERTAIN COMPONENTS FOR OUR PRODUCTS, WE MIGHT HAVE TO DEVELOP ALTERNATIVE DESIGNS THAT COULD INCREASE OUR COSTS.

We depend upon a number of suppliers for components of our products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct process we use to build the hulls, which management believes would take a minimum of one-year. We may not be able to manufacture any vehicles for a period of time, which could materially adversely affect our business, results from operations, and financial condition.

OUR GOVERNMENT BUSINESS TARGETS A LIMITED NUMBER OF POTENTIAL CUSTOMERS, AND IF WE CANNOT OBTAIN GOVERNMENT CONTRACTS, WE MAY NOT EARN REVENUES.

Obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months.

WE ARE SUBJECT TO SUBSTANTIAL COMPETITION AND WE MUST CONTINUE RESEARCH AND DEVELOPMENT TO REMAIN COMPETITIVE.

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Currently we have no patents. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted thereunder will may not be held valid if subsequently challenged.

Our products are based on technological innovation. Consequently, the life cycles of some of our products can be relatively short. Our success depends significantly on our ability to establish and maintain a competitive position in this field. Our products may not remain competitive in light of technological developments by others. Our competitors may succeed in discovering and developing technology before we do that would render our technology, and hence our products, obsolete and noncompetitive.

WE MUST COMPLY WITH ENVIRONMENTAL REGULATIONS OR WE MAY HAVE TO PAY EXPENSIVE PENALTIES OR CLEAN UP COSTS.

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

IF WE DO NOT COMPLY WITH GOVERNMENT REGULATIONS, WE MAY BE UNABLE TO SHIP OUR PRODUCTS OR HAVE TO PAY EXPENSIVE FINES OR PENALTIES.

We are subject to regulation by county, state and federal governments, governmental agencies, and regulatory authorities from several different countries. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to marketing our products and services, and generate product and service revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Further our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

WE RELY ON PROPRIETARY DESIGNS AND RIGHTS AND IF WE HAVE TO LITIGATE THOSE RIGHTS, OUR EXPENSES COULD SUBSTANTIALLY INCREASE.

Our intellectual property is important to our business. We rely on a combination of license rights, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. The patents and patents-pending protect and enhance the construction of the sleek, progressive "V" and double pad-bottomed "V-hull" boat. The hull is designed so that as water hits the hull, it flows to the next convenient degree, creating a lift and literally raising the boat to the top of the water. The progressive "V" hull gives the boats excellent stability, unmatched handling at low and high speeds, extraordinary tracking for precision handling, and a competitive edge when utilized in emergency and natural disaster situations.

Our success and ability to compete depend, in part, on the protection of our designs and technology. In addition, our technology could infringe on patents or proprietary rights of others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any conflicting rights, we may be required to stop making, using or selling our products or to obtain licenses from and pay royalties to others. Further, in such event, we may not be able to obtain or maintain any such licenses on acceptable terms, if at all. We may need to engage in future litigation to enforce intellectual property rights or the rights of customers, to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. This litigation could result in substantial costs and diversion of resources and could materially and adversely affect our results of operations.

Pursuant to the Business Asset Sale, License and Assignment of Rights Agreement between Sonic Jet Performance, Inc. and Rockwell Power Systems, Inc., we were granted a license for a period of twenty years to the use the "Sonic Jet Performance" name and granted Rockwell the authority to market and sell Fire and Rescue and Recreational boasts everywhere in the world except the Middle East(including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen).

In addition, Rockwell was assigned the contractual right to use the Fire and Rescue Jet design as provided for under the 2001 License Agreement made between Sonic Jet Performance, Inc. and Mardikian Marine Design et al dated December 21, 2001.

"PENNY  STOCK"  RULES  MAY  MAKE  BUYING  OR  SELLING  OUR SECURITIES DIFFICULT.

Trading in our securities is subject to the Securities and Exchange Commission's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.

ITEM  7.FINANCIAL  STATEMENTS




                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To  the  Board  of  Directors
Xtreme  Companies,  Inc.


We have audited the accompanying consolidated balance sheet of Xtreme Companies, Inc. and subsidiary as of December 31, 2003 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Companies, Inc. and subsidiary at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Denver,  Colorado
March  17,  2004



                           Consolidated Balance Sheet
                           December 31, 2003 and 2002
                              Xtreme Companies, Inc


                                                                                   2003           2002
                                                                           -------------  -------------
ASSETS:

Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     61,752   $        373
  Other receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         74,753
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        84,821              -
  Deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000              -
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,469              -
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .       164,042         75,126
                                                                           -------------  -------------

Property and Equipment:
    Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . .           985         12,418
    Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . .         4,505          1,536
                                                                           -------------  -------------
                                                                                  5,490         13,954
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .           (46)        (1,536)
      Net Fixed Assets. . . . . . . . . . . . . . . . . . . . . . . . . .         5,444         12,418
                                                                           -------------  -------------

Licensed technology . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         30,000
                                                                           -------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    169,486   $    117,544
                                                                           =============  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    330,632   $    632,074
  Payroll tax liabilities . . . . . . . . . . . . . . . . . . . . . . . .       118,375        122,056
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        90,945         58,606
  Notes payable - related parties . . . . . . . . . . . . . . . . . . . .       368,783        204,785
   Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . .       908,735      1,017,521
                                                                           -------------  -------------

Long-Term Liabilities:
 Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                                      -              -
                                                                           -------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       908,735      1,017,521
                                                                           -------------  -------------

Stockholders' Equity:
   Common stock, $.001 par value, 100,000,000 authorized,
     7,118,2152 and 30,790 issued and outstanding, respectively . . . . .         7,118             31
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    15,555,172     14,773,863
  Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        (20,763)
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,191,539)   (15,653,108)
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . .      (110,000)             -
                                                                           -------------  -------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . .      (739,249)      (899,977)
                                                                           -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . .  $    169,486   $    117,544
                                                                           =============  =============

The accompanying notes are an integral part of these financial statements




                             Xtreme Companies, Inc.
                            Statement of Cash Flows
                                Indirect Method



                                                       2003           2002
                                                  ----------  -------------

Cash Flows From Operating Activities:
  Net Income (Loss). . . . . . . . . . . . . . .  $(538,431)  $(14,110,183)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation/amortization. . . . . . . . . .         46          1,536
    Write-down of assets . . . . . . . . . . . .    127,418
    Issuance of stock for services . . . . . . .     23,559     13,520,000
    Issuance of stock for cancellation of debt .    425,080              -
    Return of stock for cancellation of note . .     74,753
    Allowance for doubtful accounts. . . . . . .          -          2,439
   Changes in assets and liabilities:
   Decrease(increase) in accounts receivable . .          -          4,877
   Decrease(increase) in other receivable. . . .          -         30,332
   (Increase) in deposits. . . . . . . . . . . .    (10,000)             -
   Increase in prepaid expenses. . . . . . . . .     (7,469)             -
   Increase (decrease) in payroll taxes. . . . .     (3,671)        53,551
   Increase (decrease) in unearned revenue . . .          -        (66,157)
   Increase in accrued expenses. . . . . . . . .     32,339              -
   Increase (decrease) in accounts payable . . .   (183,230)       396,177
                                                    478,825     13,942,755
                                                  ----------  -------------
Net Cash Used in Operating Activities. . . . . .    (59,606)      (167,428)
                                                  ----------  -------------

Cash Flow From Investing Activities:
  Proceeds from notes receivable . . . . . . . .          -         58,606
Net Cash Provided By Investing Activities. . . .          -         58,606
                                                  ----------  -------------

Cash Flow From Financing Activities:
  Note payable - net of principal payments . . .    120,985         94,199
  Proceeds from notes payable. . . . . . . . . .          -              -
  Proceeds from sale of stock. . . . . . . . . .          -              -
Net Cash Provided By Financing Activities. . . .    120,985         94,199
                                                  ----------  -------------

(Decrease) Increase in Cash. . . . . . . . . . .     61,379        (14,623)

Cash and Cash Equivalents - Beginning of period.        373         14,996
                                                  ----------  -------------

Cash and Cash Equivalents - End of period. . . .  $  61,752   $        373
                                                  ==========  =============



Supplemental Cash Flow Information:
  Interest paid. . . . . . . . . . . . . . . . .  $       -   $          -
                                                  ==========  =============
  Taxes paid . . . . . . . . . . . . . . . . . .  $       -   $          -
                                                  ==========  =============

The  accompanying  notes  are  an  integral  part  of these financial statements


                             Xtreme Companies, Inc.
                      Consolidated Statement of Operations


                                                                                  2003           2002
                                                                            -----------  -------------

REVENUES:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $          -

OPERATING EXPENSES:
General and admininstrative. . . . . . . . . . . . . . . . . . . . . . . .     379,648     14,001,062
Amortization and depreciation. . . . . . . . . . . . . . . . . . . . . . .          46          1,536
Writedown of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     127,418              -
  Total Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . .     507,112     14,002,598
                                                                            -----------  -------------

Loss from Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .    (507,112)   (14,002,598)
                                                                            -----------  -------------

OTHER INCOME (EXPENSES)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (31,319)             -
                                                                            -----------  -------------
                                                                               (31,319)             -
                                                                            -----------  -------------

Net loss before discontinued operations. . . . . . . . . . . . . . . . . .    (538,431)   (14,002,598)
                                                                            -----------  -------------

Loss from discontinued operations. . . . . . . . . . . . . . . . . . . . .           -       (107,585)
                                                                            -----------  -------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (538,431)  $(14,110,183)
                                                                            ===========  =============

Weighted average number of
  shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,347,350            154
                                                                            ===========  =============

Net Earnings (Loss) per share. . . . . . . . . . . . . . . . . . . . . . .  $    (0.40)  $ (91,625.00)
                                                                            ===========  =============

The accompanying notes are an integral part of these financial statements


                             Xtreme Companies, Inc.
                  Statements of Changes in Stockholders Equity




                                          Common Stock      Additional
                                         -------------      Paid-In       Treasury    Retained       Deferred
                                    Shares         Amount   Capital       Stock       Deficit        Compensation    Totals
                                    -------------  -------  ------------  ----------  -------------  --------------  -------------
Balance -  December 31, 2001 . . .           790   $     1  $ 1,223,893   $       -   $ (1,542,925)  $           -   $   (319,031)

Shares issued
 for licensed technology . . . . .         5,000         5      799,995           -              -               -        800,000
Shares issued
 for licensed technology . . . . .        25,000        25   12,749,975           -              -               -     12,750,000
Shares returned to treasury. . . .             -         -            -     (20,763)             -               -        (20,763)
Net loss . . . . . . . . . . . . .             -         -            -           -    (14,110,183)              -    (14,110,183)
                                    -------------  -------  ------------  ----------  -------------  --------------  -------------
Balance - December 31, 2002. . . .        30,790        31   14,773,863     (20,763)   (15,653,108)              -       (899,977)
                                    -------------  -------  ------------  ----------  -------------  --------------  -------------

Shares issued for services . . . .            30         -        8,734           -              -               -          8,734
Return of stock for cancellation
of debt and accrued interest . . .          (361)        -      (90,410)          -              -               -        (90,410)
Issuance of stock for cancellation
of debt and accrued interest . . .         1,063         1      425,079           -              -               -        425,080
Issuance of stock for cancellation
of debt and accrued interest . . .           130         -       52,122           -              -               -         52,122
Shares issued for services . . . .         4,000         4        3,996           -              -               -          4,000
Deferred compensation. . . . . . .             -         -      120,000           -              -        (110,000)        10,000
Shares issued for services . . . .             -         -      (20,763)     20,763              -               -              -
Shares issued for services . . . .       800,000       800        7,200           -              -               -          8,000
Shares issued
 for inventory purchase. . . . . .     6,000,000     6,000      169,266           -              -               -        175,266
Capital contribution . . . . . . .             -         -      103,542           -              -               -        103,542
Shares issued for services . . . .         5,900         6           53           -              -               -             59
Shares issued for services . . . .       276,600       276        2,490           -              -               -          2,766
Net loss . . . . . . . . . . . . .             -         -            -           -       (538,431)              -       (538,431)
                                    -------------  -------  ------------  ----------  -------------  --------------  -------------
Balance - December 31, 2003. . . .     7,118,152     7,118   15,555,172           -    (16,191,539)       (110,000)      (739,249)
                                    -------------  -------  ------------  ----------  -------------  --------------  -------------

The  accompanying  notes  are  an  integral  part  of  these  financial  statements



                                                     Xtreme Companies, Inc.
                                                          Debt Schedule
                                                  Year Ended December 31, 2003


                                                                                            Bal-
                                                                                            ance
                                                                                            Accr-
                                                                  Other                     ued                Pay-
                                                     Cash         Income/                   Int-               ments     Balance
                  Inter-    Balance                  Principal    Debt         Balance      erest  Interest    Interest  Accrued
                  est            12/31               Pay-         Forgive-         12/31/   12/31  Expense     Expense   Interest
                  Rate            2003   Proceeds    ments        nes                2003    2002       2003       2003      2003
                  -------   -----------  ----------  -----------  -----------  -----------  -----  ----------  --------  --------
Name

Related parties:
Clayton Kass -
 WRSI. . . . . .       8%     32,275.00            -   (1,525.00)                30,750.00           2,460.00
Clayton Kass -
  WRSI . . . . .       8%     48,487.00    19,218.00                             67,705.00           5,416.40
                                                                                                           -
Shareholders -
 Accord
 Commercial Int.               3,050.00            -   (3,050.00)                        -                  -
Shareholders -
 Accord
 Commercial Int.              (5,350.00)           -    3,050.00                 (2,300.00)           (184.00)
                                                                                                            -
Shogun
 Investments . .          2   90,092.00                                          90,092.00           7,207.36
Shareholders -
 Shogun
 Investments                          -    93,166.00   (3,100.00)                90,066.00           7,205.28
Shareholders -
 Shogun
 Investments                 ( 3,100.00)           -    3,100.00                         -                  -
Shareholders -
 Shogun
 Investments                          -    28,626.00                             28,626.00           2,290.08
Shareholders -
 Shogun
 Investments . .          2   13,333.67            -   (6,789.50)   (6,544.17)           -                  -
                              20,768.33            -           -            -    20,768.33           1,661.47
Shareholders -
 Shogun
 Investments . .          2    6,169.00            -           -            -     6,169.00             493.52
Shareholders -
 Shogun
 Investments . .          2      330.00            -           -            -       330.00              26.40
Shareholders -
  Shogun/Stealth          1   12,300.00            -   (6,253.00)   (6,047.00)           -                  -
Shareholders -
 Shogun
 Pac Am. . . . .          1    7,000.00            -   (3,552.00)   (3,448.00)           -                  -
Shareholders -
 Shogun/
 Pac Am. . . . .          1    3,760.00            -   (1,905.50)   (1,854.50)           -                  -
Notes Payable -
 Shogun Inv. . .          2   34,276.00            -           -            -    34,276.00           2,742.08
                                                               -            -            -       -          -
                                                     -----------  -----------  -----------  -----  ----------
                             263,391.00   141,010.00  (20,025.00)  (17,893.67)  366,482.33       -  29,318.59          -         -
                            -----------  ----------  -----------  -----------  -----------  -----  ----------  --------  --------

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE  1  -GENERAL

Organization

Xtreme Companies was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, the Company changed its name to Xtreme Webworks, the Company offered services to Internet companies. Assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newletters. On April 24, 2002, the Company changes its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

In October 2003, Xtreme Companies, Inc. entered into an "Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. Under this Agreement Xtreme Companies, Inc. purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 million shares of its common stock. This acquisition has accounted for by the purchase method of accounting. Under the purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Xtreme based upon their respective estimated fair value as of October 1, 2003, the effective date of this acquisition. In addition, Shogun Investment Group, one of the major shareholders of the Company retained 50,000 free trading shares of the Company's common stock after giving effect to the reverse stock split. Shogun received $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liabilities.

Going  Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $744,693. The Company has recurring losses of $16,191,539 as of December 31, 2003.

The Company's management is currently pursuing equity and/or debt financing in an effort to restart operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.














                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE  2     -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

The consolidated financial statements include the accounts of Xtreme Companies, Inc and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.


Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property  and  Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

Inventory

Inventory, consists primarily of finished goods, and is stated at the lower of costs or market. Cost is determined under the first-in, first-out method (FIFO) valuation method.

Income  Taxes

Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount and assets and liabilities and their tax basis.

Advertising  Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

Fair  Value  of  Financial  Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2003.


                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE  2     -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Long-Lived  Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2003.

Stock  Based  Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received form non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

Loss  per  Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

Comprehensive  Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.






                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Segment  Disclosure

SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information' changes the way public companies report information about segments, SFAS No. 131, which is based on the selected segment products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2003.

NOTE  3     -  NOTE  RECEIVABLE

The Company loaned the officers of Xtreme Webworks, Inc., a wholly-owned discontinued subsidiary, the sum of $74,753 in 2002. In June 2003, the officers of Xtreme Webworks returned shares valued at $90,410 in return for cancellation of debt and accrued interest.

NOTE  4     -  INVENTORIES

Inventories  consist  of  the  following:



Finished Goods         $ 44,268
Parts                   125,552
Provision               (84,999)
                       ---------
Total                  $ 84,821
                       ========


NOTE  5     -  RELATED  AND  UNRELATED  NOTES  PAYABLE


Note payable, unsecured, 8% interest, due on demand to a
Shareholder of the Company                                      $98,455

Note payable, unsecured, 10% interest, due on demand to
Companies controlled or owned by directors of officers
Of the Company                                                  270,328
                                                                -------

Total notes payable, secured and unsecured                     $368,783
                                                                ========

Accrued interest on related party notes payable, included in accrued expenses as of December 31, 2003 was $8,449.



NOTE  6     -  INCOME  TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:



Deferred tax assets:
    Net operating loss carryforwards                 $16,191,539)
    Valuation allowance for deferred tax assets      (16,191,539)
                                                     -------------
    Net deferred tax assets                                   $-
                                                     =============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately
$16,101,539 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  7     -  CAPITAL  STOCK  TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $.001. On September 26, 2003, Xtreme's Board of Directors declared a 100-for-one reverse stock split of outstanding common stock payable at September 26, 2003 and amended the articles of incorporation to increase the authorized capital shares to 100,000,000. On January 30, 2004, Xtreme's Board of Directors declared a 10-for-1 reverse split of the outstanding common stock payable at January 30, 2004.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.


NOTE  8     -  RELATED  PARTY  TRANSACTIONS

Pursuant to a Consulting Agreement ("Agreement"), dated June 1, 1999, with Shogun Investment Group, Ltd, ("Shogun"), the Company incurred expenses with regard to the Private Placement Memorandum and other work performed by Shogun under the terms of the Agreement. Expenses pursuant to the Agreement were $111,875 for the year ended December 31, 2003. The Agreement was cancelled in October 2003.

In April 2003, the Company issued 1,062,500 and 130,305 shares of restricted 144 stocks to separate related parties in the amount of $425,080 and $52,122 in exchange of the cancellation of debt.

In April 2003, two of the Company's shareholders returned 361,640 shares of their 144 restricted shares in cancellation of their outstanding loans and interest due to the company in the amount of $90,410. The Company subsequently cancelled the returned stock.

In September 2003, the Company issued 8,000,000 shares pursuant to three consulting agreements. According to the agreements, the consultants are engaged to assist the Company with its capitalization and restructuring, and its business development by seeking potential business partners, candidates for joint ventures, mergers and acquisitions. These services were commenced in November 2003 for a term of 24 months. As of December 31, 2003, the Company recorded deferred compensation in the amount of $110,000 for the fair market value of the shares issued.


NOTE  8     -  RELATED  PARTY  TRANSACTIONS

In October 2003, the Company entered into three consulting agreements with three individuals for management, strategic planning and marketing services. Pursuant to these agreements, these consultants received 59,000 shares of the Company's common stock in exchange for services performed.

On October 1, 2003, the Company entered into an investment agreement with Dutchess Private Equity Fund, L.P., for $50,000 whereby, the Company issued a convertible debenture. The Debenture is convertible at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On October 1, 2003, the Company entered into an investment agreement with eFund Small Cap. Fund, L.P. for $50,000 whereby, the Company issued a convertible debenture. The Debenture is convertible at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

NOTE  9     -  SUBSEQUENT  EVENTS

Capital  Stock  Transactions

In March 2004, The Company's Board of Directors approved the authorization of the issuance of a series of Preferred Stock consisting of Five Hundred (500) shares (the "Shares"), par value $.001, to be designated "Series A Convertible Preferred Stock".

On March 22, 2004, the Company entered into a purchase agreement with Force Protection, Inc. (the "Purchaser") whereby the Company will transfer the Shares to the Purchaser and the Purchaser will accept such Shares from the Company as consideration pursuant to the Bill of Sale between Rockwell Power Systems and Force Protection, Inc.

Related  parties

In January 2004, the Company issued 150,000 shares of common stock in lieu of cancellation of $111,875 of accounts payables and $207,106 notes to Shogun Investment Group, one of Company's major shareholders.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We dismissed our certifying accounting firm, Beckstead and Watts, LLP as our principal independent accountant effective January 15, 2004.

The principal account's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was either modified as to the uncertainty, audit scope, or accounting principles.

The decision to change the accountants was approved by our Board of Directors.

During our two most recent fiscal years and any subsequent interim period through the date of the principal accountant's termination on January 15, 2004, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s)in connection with its report.

Michael Johnson & Company, LLP and been engaged as our principal accountant to audit our financial statements effective January 15, 2004.

This  information  was  disclosed  on  Form  8-K  filed  on  January  23,  2004.

ITEM  8A.  CONTROLS  AND  PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

8(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

8(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM  9.DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the name, age, positions, and offices or employments for the past five years as of March 31, 2004, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

NAME                        AGE       POSITION

Kevin  Ryan                 32        Chief  Executive  Officer  and  Director
Barrett  Evans              32        Director, Interim Chief Financial Officer
Michael  Novielli           39        Director,  Chairman
Douglas  Leighton           35        Director
Theodore  Smith             27        Director,  Secretary


KEVIN RYAN has served as our CEO and Chairman since October 1, 2003. Prior to taking on these responsibilities, Mr. Ryan played an integral role in acquiring the boat assets from the former parent company. As a major investor in Sonic
Jet Performance, Inc. he has been involved with us since 2001 and has a broad understanding of the boating/fire/rescue industry, having also guided us in our overall business strategy. Mr. Ryan has gained experience with federal grants, having helped Sonic Jet Performance secure a government contract with the United States Army in 2003.

Prior to joining Xtreme, in 2003 Mr. Ryan worked as a venture capitalist with eFund Capital Partners, LLC since 1999. While with eFund, he has been instrumental in funding several start-up companies as well as assisting these companies with overall business strategy. In 1998, Mr. Ryan earned his Series Seven, Series 63 and Life & Disability licenses while working as a financial consultant for WM Financial Services, before moving on to eFund. Mr. Ryan received his Bachelor's degree from the University of Southern California, with an emphasis in entrepreneurship, management, sales and marketing.

BARRETT EVANS has been our director since January 7, 2004 and our Interim Chief Financial Officer since January 7, 2003. Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank. At Cruttenden, Mr. Evans developed significant relationships with institutional investors. Additionally, Mr. Evans was engaged in all facets of investment banking from private debt and equity financing to Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital.

Mr. Evans founded BRE Investments & Consulting, LLC. in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners in 1999. At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara.

MICHAEL A. NOVIELLI has served as our director since January 7, 2003. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP has invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining
Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr.
Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

DOUGLAS LEIGHTON has served as our director since January 7, 2004. Mr. Leighton is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Leighton oversees trading and portfolio risk management of investments made on behalf of Dutchess Private Equities Fund LP. Prior to co-founding Dutchess, Mr. Leighton was founder and president of Boston-based Beacon Capital from 1990-1996, which engaged in money management. Mr. Leighton holds a BS/BA in Economics & Finance from the University of Hartford.

THEODORE SMITH has served as our director since January 7, 2004. Mr. Smith serves as Executive Vice President of Dutchess Advisors LLC, whom he joined in 1998 and is a liaison between Dutchess Capital Management, LLC on behalf of Dutchess Private Equities Fund, LP and senior management of companies in the Fund's portfolio. Prior to joining Dutchess in 1998, Mr. Smith was a principal at Geneva Atlantic Capital, LLC where he focused on assisting corporate clients with SEC compliance matters, business plan preparation and presentation and capital markets financing. Mr. Smith received his BS in Finance and Marketing from Boston College. Mr. Smith has also served as a director of several public as well as private companies.

EMPLOYMENT  AGREEMENTS

We have an employment agreement Kevin Ryan, our Chief Executive Officer, on a monthly salary of $10,000. Mr. Ryan was given a 15% ownership stake in the company in the form of Series B Preferred Stock corresponding with a joint investment of $100,000 between you and eFund Capital Partners, LLC. He was also given a bonus package that included a 5% commission override on the gross dollar total of every boat sold during each quarter. The bonus money will be paid on the last day of each quarter. His employment is at will. He may terminate this employment relationship at any time for any reason with or without cause.

BOARD  OF  DIRECTORS

We currently have five members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified or until his resignation or removal by the board. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Evans, a Director and our Interim Chief Financial Officer, qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

SECTION  16(A)BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2003.

During 2003, Barrett Evans filed a report of Form 3 for his indirect ownership of shares beneficially owned by eFund Capital Partners, LLC and eFund Small-Cap Fund, L.P. late. Except for this late filing, we believe that all other Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.


CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is attached to this Report on Form 10-KSB as Exhibit 14.1.


ITEM  10.  EXECUTIVE  COMPENSATION



                                       Annual                                             Long Term
                                       Compensation                                       Compensation
                                                                                    Awards                      Payouts
                                                                  Other      Restricted   Securities
                                                                  Annual     Stock        Underlying     LTIP        All Other
Name and Principal Position  Year (1)  Salary ($)      Bonus ($)  Comp. ($)  Awards ($)   Options/SAR's  Payout ($)  Comp. ($)

Kevin Ryan
CEO and Director. . . . . .      2003  $4,500 (1) (2)          0          0            0              0           0           0
Donald Bradly . . . . . . .      2003  $     0.00 (1)          0          0            0              0           0           0
                                 2002  $     0.00 (1)          0          0            0              0           0           0




(1)     Mr.  Donald Bradley served as our CEO from 2002 until his resignation September 26, 2003.  Before this time, we did not have  a  CEO  and  only  had  a  President.  As  of  that  date, Mr. Bradley had not been paid for his services.  Mr. Bradley's successor,  Kevin Ryan, agreed to be paid $10,000 per month through the fiscal year ending December 31, 2003. However, Mr. Ryan deferred  $35,500  until  such  time  we  are  capitalized  enough  to  pay  for  his  services.

(2)     Mr. Ryan was also granted 1,500,000 shares pre 10 for 1 reverse split that were registered pursuant to Form S-8 for his participation  as  a  member  of  our  board  of  directors  on  January  7,  2004.


DIRECTORS  COMPENSATION

Our directors have been compensated through common stock grants. All the current directors were granted 150,000 shares of common stock for their participation and services. On October 2, 2003, the shareholders owning at least a majority of the outstanding shares voted in favor of the Company's Directors and Consultant Retainer Stock Plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2003, by each person known by us to own beneficially more than 5% of each class, by each of our Directors and Executive Officers and by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.





NAME AND ADDRESS
OF BENEFICIAL OWNER

                                                       COMMON SHARES       PERCENTAGE
                                                       BENEFICIALLY        OWNED
                                                            OWNED
Kevin Ryan, CEO and Director (a) . . . . . . . .             150,000         0.016%
Barrett Evans , Director(b). . . . . . . . . . .           3,815,250         53.5%
Michael Novielli , Director(c) . . . . . . . . .             462,500         0.049%
Douglas Leighton, Director (d) . . . . . . . . .             462,500         0.049%
Ted Smith, Director(e) . . . . . . . . . . . . .             150,000         0.016%

eFund Capital Partners, LLC(f) . . . . . . . . .           2,400,000        25.7%
eFund Small-Cap. Fund(g) . . . . . . . . . . . .           1,415,250        15.2%

All Directors and Officers as a group. . . . . .           4,727,750        50.77%




The number of shares of common stock issued and outstanding on January 15, 2004 was 9,310,552 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2003, plus shares of common stock subject to options held by such person on December 31,2003 and exercisable within 60 days thereafter.

(a) Mr. Ryan has sole voting and dispositive power of 1,500,000 shares issued to him in January of 2004, which is now 150,000 shares of common stock after the 10 for 1 reverse stock split. Mr. Ryan's address is c/o Xtreme Companies, Inc., 11782 Western Ave. Unit 18, Stanton, CA 90680.

(b) Mr. Evans has sole voting and dispositive power 150,000 shares issued to him January 2004 , Mr. Evans is also the managing member of eFund Capital Partners, LLC and has indirect ownership of 2,400,000 shares in that entity. Also, Mr. Evans is managing partner of eFund Small-Cap fund and has indirect control of 1,415,250 shares in that entity. On October 1, 2003, we entered into an investment agreement with eFund Small Cap. Fund , L.P for $50,000 whereby we Company issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2003, the debenture was convertible into 312,500 shares of our common stock based on the Debenture Conversion formula. Mr. Evan's address is 301 East Ocean B, Long Beach, CA 90802.

(c) Mr. Novielli has sole voting and dispositive power of 150,000 shares. Mr. Novielli is a member of our board of directors. On October 1, 2003, we entered into an investment agreement with Dutchess Private Equity Fund, L.P for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2003, the debenture was convertible into 312,500 shares of our common stock based on the Debenture Conversion formula. Dutchess Private Equities Fund, LP purchased the Debenture. Mr. Novielli is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP. Mr. Novielli's address is 100 Mill Plain Rd., 3rd Floor, Danbury, CT 06811.

(d) Mr. Leighton has sole voting and dispositive power of 150,000 shares. Mr. Leighton is a member of our board of directors. On October 1, 2003, we entered into an investment agreement with Dutchess Private Equity Fund, L.P for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2003, the debenture was convertible into 312,500 shares of our common stock based on the Debenture Conversion formula. Dutchess Private Equities Fund, LP purchased the Debenture. Mr. Leighton is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP. Mr. Leighton's address is 312 Stuart St, Third Floor, Boston, MA 02116.

(e) Mr. Smith has sole voting and dispositive power of 150,000 shares. Mr. Smith is a member of our board of directors. Mr. Smith's address is 312 Stuart St,
Third  Floor,  Boston,  MA  02116

(f) EFund Capital Partners, LLC is controlled by Barrett Evans. Mr. Evans is the Managing Member of EFund Capital Partners, LLC and a member of our board of directors. The address The address of the EFund Capital Partners, LLC is 301 East Ocean Boulevard, Suite 640, Long Beach, California, 90802.

(g) EFund Small-Cap Fund, L.P. is controlled by Barrett Evans. Mr. Evans is the Managing Partner of EFund Small-Cap Fund, L.P. and a member of our board of directors. The address of the EFund Small-Cap Fund, L.P., is 301 East Ocean Boulevard, Suite 640, Long Beach, California, 90802.


ITEM  12.CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In April of 2003 the Company issued 1,062,500 and 130,305 shares of restricted 144 stock to separate related parties, Shogun Investment Group and Cambro Investment Group, Inc. in the amount of $425,080 and $52,122 in exchange of the cancellation of debt.

In April of 2003, two of the Company's shareholders, Shaun and Paul Hadley, former officers of the company, returned 361,640 shares of their 144 stocks to us in cancellation of their outstanding loans and interest due to us in the amount of $90,410. We subsequently cancelled the returned stock.

During the period ended September 30, 2003, we recorded consulting expense in the amount of $111,875 for the consulting services provided by the related party Shogun Investment Group, LTD which was owned by our former CEO, Donald Bradley.

In October 2003, we issued 2,000,000 shares of common stock to Calicorp, Inc. under a consulting agreement to assist us in re-capitalization and restructuring and to seek out potential merger candidates.

In October 2003, we issued 3,000,000 shares of common stock to Dutchess Advisors under a consulting agreement to assist us in re-capitalization and restructuring and to seek out potential merger candidates.

In October 2003, we issued 3,000,000 shares of common stock to Dutchess Private Equities, L.P. Pursuant to the debenture agreement.

On October 1, 2003, we entered into an investment agreement with Dutchess Private Equity Fund, L.P for $50,000 whereby we issued a convertible debenture. The Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

On October 1, 2003, we entered into an investment agreement with eFund Small Cap. Fund , L.P for $50,000 whereby we issued a convertible debenture. The
Debenture is convertible into our common stock at the lesser of 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing.

In October 2003, we signed the Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. Under this agreement, our current shareholders retained 356,535 shares of common stock after giving effect to the reverse stock split and shareholders of Rockwell received 60,000,000 of the shares of our common stock. After the merger, Rockwell owned 99.9% of our outstanding shares. In addition, according to the agreement.

Shogun Investment Group, one of our major shareholders retained 50,000 free trading shares of its common stock, in addition to 1.5% of the total outstanding shares (or 150,000 shares, whichever is greater) of our common stock after giving effect to the reverse stock split. Shogun received $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liability.

On October 22, 2003 we issued 9,000 shares of common stock to Walter Wright for serving as an interim Board of Directors member. The stock was registered under Form S-8 pursuant to our non-employee director and consultant Plan filed with the Commission in October 2003.

On October 28,2003 we entered into a consulting agreement with Lane Longhurst for strategic Planning and marketing services. Mr. Longhurst was issued 25,000 shares of common stock registered on Form S-8.

On October 28, 2003 we entered into a consulting agreement with Gordon McGilton for strategic Planning and marketing services. Mr. McGilton was issued 25,000 shares of common stock registered on Form S-8.



ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits.



EXHIBIT
NUMBER     DESCRIPTION
------     -----------
2.1 Agreement and Plan of Reorganization between Xtreme Companies, Inc. and Rockwell Power Systems. (previously filed with the Commission on October 9, 2003, as exhibit to the Company's Current Report on Form 8-K).
3.1  Articles  of  Incorporation  for  Xtreme  Companies,  Inc. (formerly Shogun
     Advertising, Inc.) (Previously filed with the Commission on November 7, 2000, as Exhibit 3.1 to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB12G/A.)
3.2 Bylaws for Xtreme Companies, Inc. (formerly Shogun Advertising, Inc.) (Previously filed with the Commission on November 7, 2000 as Exhibit 3.2 to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB12G/A.)
4.1 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P. dated October 1, 2003
4.2 Debenture Agreement between the Company and eFund Capital Partners, LLC dated October 1, 2003
10.2 Employment Agreement between Kevin Ryan and Xtreme Companies, Inc. (filed herewith).
10.3 Consulting Agreement between Calicorp and Xtreme Companies, Inc. (filed herewith)
10.4 Subscription Agreement between Dutchess Private Equity Fund, LP and Xtreme Companies, Inc. dated October 1, 2003 (filed herewith)
10.5 Subscription Agreement between eFund Small-Cap Fund, LP and Xtreme Companies, Inc. dated October 1, 2003 (filed herewith)
10.6 Registration Rights Agreement between Dutchess Private Equities Fund, L.P And Xtreme Companies, Inc. dated October 1, 2003
10.7 Registration  Rights  Agreement  between  eFund  Capital  Partners, LLC and
     Xtreme  Companies,  Inc.  dated  October  1,  2003
10.8 Lease Agreement for our principal executive office is 11782 Western Avenue, Unit 18, Stanton, California 90680 (filed herewith).
10.9 Lease agreement with Marlborough Equities to lease approximately 3,000 square feet of storage space in Riverside California (filed herewith).
10.10 Consulting Agreement between Xtreme Companies, Inc. and Dutchess Advisors. (filed herewith)
10.11 Consulting Agreement between Xtreme Companies, Inc. and Lane Longhurst. (filed herewith)
10.12 Consulting Agreement between Xtreme Companies, Inc. and Gordon McGilton. (filed herewith)
14.1 Code  of  Ethics  (filed  herewith)
21.1 List  of  Subsidiaries  (filed  herewith.)
23.1 Consent of Michael Johnson & Co. LLC. Independent Auditors. (filed herewith).
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
(b)     Reports  on  Form  8-K.

(1) On October 9 2003, we reported Xtreme Companies, Inc. entered into a Agreement and Plan of Reorganization with Rockwell Power Systems, Inc., a Delaware Corporation.

ITEM  14.  PRINCIPAL  ACCOUNT  FEES  AND  SERVICES

AUDITORS

Beckstead and Watts, LLP. were our primary auditors for the fiscal year ended December 31, 2003 and performed the year end audit on Form 10-KSB for the year ended December 31, 2002.

AUDIT  FEES

For Beckstead & Watts, LLP's audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Beckstead and Watts, LLP, Inc. billed us a total of $10,750 for the fiscal year ended December 31, 2003 and billed us a total of $6,800 for the fiscal year ended December 31, 2002.

TAX  FEES

None. Our accounts did not perform services regarding tax matters for either 2002 or 2003.

ALL  OTHER  FEES

None.

The  Board  of  Directors  Pre-approval  Policy  and  Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2003, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Beckstead
and  Watts,  LLP's   independence.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stanton, State of California on the 13th day of April 14, 2004.


XTREME  COMPANIES,  INC.

          /s/  Kevin  Ryan
          ----------------
By:       Kevin  Ryan
          President  and  Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


SIGNATURE              TITLE                             DATE
/s/  Kevin  Ryan       Director, President, and Chief
----------------       Executive Officer                 April 14, 2004
   Kevin Ryan

/s/ Barrett Evans      Director,  Interim  Chief
-----------------      Financial  Officer
Barrett  Evans        (Principal Accounting Officer)     April 14, 2004


/s/ Michael A. Novielli
--------------------
Michael A. Novielli     Director                         April 14, 2004


/s/ Douglas H. Leighton
-----------------------
Douglas H. Leighton     Director                         April 14, 2004


/s/ Theodore J. Smith
---------------------
Theodore J. Smith       Director                         April 14, 2004