Form 10QSB
period 2004-03-31
XTREME COMPANIES INC
filed 2004-05-24
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER: 000-30914

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

At March 31, 2004, there were 9,640,575 shares issued and outstanding of the issuer's Common Stock, $.001 par value.

Transitional  Small  Business  Disclosure  Format  (check  one):  YES [ ] NO [X]


                         PART I:  FINANCIAL INFORMATION

Item  1.  Financial  Statements


                             XTREME COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                          Three months ended
                                          March 31,
                                          --------------------
                                                         2004       2003
                                          --------------------  ---------

REVENUES:. . . . . . . . . . . . . . . .  $            94,051   $      -

COST OF GOODS SOLD . . . . . . . . . . .               46,918
                                          --------------------  ---------

GROSS PROFIT . . . . . . . . . . . . . .               47,133          -
                                          --------------------  ---------

OPERATING EXPENSES:
General and admininstrative. . . . . . .              510,494      9,269
Professional fees. . . . . . . . . . . .               16,050     41,387
Amortization and depreciation. . . . . .                  275      6,596
Writedown of assets. . . . . . . . . . .               84,821          -
                                          --------------------  ---------
  Total Operating Expenses . . . . . . .              611,640     57,252
                                          --------------------  ---------

Loss from Operations . . . . . . . . . .             (564,507)   (57,252)
                                          --------------------  ---------

OTHER INCOME (EXPENSES)
Interest income. . . . . . . . . . . . .                    -          -
Other income . . . . . . . . . . . . . .                    -          -
Interest expense . . . . . . . . . . . .                  (62)         -
                                          --------------------  ---------
                                                          (62)         -
                                          --------------------  ---------

Net loss before discontinued operations.             (564,569)   (57,252)
                                          --------------------  ---------

Loss from discontinued operations. . . .                    -          -
                                          --------------------  ---------

NET INCOME (LOSS). . . . . . . . . . . .  $          (564,569)  $(57,252)
                                          ====================  =========

Weighted average number of
  shares outstanding . . . . . . . . . .            9,463,901     30,821
                                          ====================  =========

Net Earnings (Loss) per share. . . . . .  $             (0.06)  $  (0.54)
                                          ====================  =========



                             XTREME COMPANIES, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                             Three months ended
                                                             March 31,
                                                             --------------------
                                                                            2004       2003
                                                             --------------------  ---------

Cash Flows From Operating Activities:
  Net Income (Loss) . . . . . . . . . . . . . . . . . . . .  $          (564,569)  $(57,252)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation/amortization . . . . . . . . . . . . . . .                  275      6,596
    Allowance for doubtful accounts . . . . . . . . . . . .                    -      4,067
    Issuance of stock for services. . . . . . . . . . . . .              341,363          -
    Issuance of stock for cancellation of debt. . . . . . .                    -          -
    Writedown of inventory. . . . . . . . . . . . . . . . .               84,821          -
   Changes in assets and liabilities:
   Decrease(increase) in other receivable . . . . . . . . .                    -     (3,162)
   (Increase) in deposits . . . . . . . . . . . . . . . . .               10,000          -
   Increase in prepaid expenses . . . . . . . . . . . . . .                    -          -
   Increase (decrease) in payroll taxes . . . . . . . . . .                    -          -
   Increase in accrued expenses . . . . . . . . . . . . . .                    -       (502)
   Increase (decrease) in accounts payable. . . . . . . . .              (38,775)    33,581
                                                             --------------------  ---------
                                                                         397,684     40,580
                                                             --------------------  ---------
Net Cash Used in Operating Activities . . . . . . . . . . .             (166,885)   (16,672)
                                                             --------------------  ---------

Cash Flow From Investing Activities:
  Net borrowing related parties . . . . . . . . . . . . . .                    -     32,669
  Proceeds(payments) from notes receivable. . . . . . . . .                    -    (16,181)
                                                             --------------------  ---------
Net Cash Provided By Investing Activities . . . . . . . . .                    -     16,488
                                                             --------------------  ---------

Cash Flow From Financing Activities:
  Note payable - net of principal payments. . . . . . . . .                    -          -
  Proceeds from notes payable . . . . . . . . . . . . . . .              146,000          -
                                                             --------------------  ---------
Net Cash Provided By Financing Activities . . . . . . . . .              146,000          -
                                                             --------------------  ---------

(Decrease) Increase in Cash . . . . . . . . . . . . . . . .              (20,885)      (184)

Cash and Cash Equivalents - Beginning of period . . . . . .               61,752        373
                                                             --------------------  ---------

Cash and Cash Equivalents - End of period . . . . . . . . .  $            40,867   $    189
                                                             ====================  =========



Supplemental Cash Flow Information:
  Interest paid . . . . . . . . . . . . . . . . . . . . . .  $                 -   $      -
                                                             ====================  =========
  Taxes paid. . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $      -
                                                             ====================  =========

Noncash investing and financial activities are as follows:
 Issuance of common stock in lieu of notes payable. . . . .  $           207,106   $      -
                                                             ====================  =========


                             XTREME COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                  March 31,      December 31,
                                                                          2004            2003
                                                                  -------------  --------------
ASSETS:

Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     40,867   $      61,752
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .             -          84,821
  Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          10,000
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         7,469           7,469
     Total Current Assets. . . . . . . . . . . . . . . . . . . .        48,336         164,042
                                                                  -------------  --------------

Property and Equipment:
    Furniture and fixtures . . . . . . . . . . . . . . . . . . .           985             985
    Machinery and equipment. . . . . . . . . . . . . . . . . . .         4,505           4,505
                                                                  -------------  --------------
                                                                         5,490           5,490
    Less accumulated depreciation. . . . . . . . . . . . . . . .          (321)            (46)
      Net Fixed Assets . . . . . . . . . . . . . . . . . . . . .         5,169           5,444
                                                                  -------------  --------------

Licensed technology. . . . . . . . . . . . . . . . . . . . . . .             -               -
                                                                  -------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $     53,505   $     169,486
                                                                  =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    179,982   $     330,632
  Payroll tax liabilities. . . . . . . . . . . . . . . . . . . .       118,375         118,375
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .        90,945          90,945
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .        60,927         368,783
   Total Current Liabilities . . . . . . . . . . . . . . . . . .       450,229         908,735
                                                                  -------------  --------------

Long-Term Liabilities:
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       246,750               -
                                                                       246,750               -
                                                                  -------------  --------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .       696,979         908,735
                                                                  -------------  --------------

Stockholders' Equity:
   Common stock, $.001 par value, 100,000,000 authorized,
    9,640,575 and 7,118,152 issued and outstanding, respectively         9,640           7,118
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    16,212,994      15,555,172
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (16,756,108)    (16,191,539)
  Deferred compensation. . . . . . . . . . . . . . . . . . . . .      (110,000)       (110,000)
                                                                  -------------  --------------
Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .      (643,474)       (739,249)
                                                                  -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $     53,505   $     169,486
                                                                  =============  ==============



                             XTREME COMPANIES, INC.

                              Financial Statements
                    For the Three-Months Ended March 31, 2004

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Xtreme  Companies,  Inc.


We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of March 31, 2004 and the related statements of operations and cash flows for the three months ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
May  21,  2004

                             XTREME COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     Presentation  of  Interim  Information

In the opinion of the management of Xtreme Companies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.     Going  Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations lost $564,569 during the current period ended and the Company's deficit is $16,756,108.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


3.     Capital  Stock  Transactions

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended March 31, 2004 and March 31, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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


Product  Specifications
-----------------------




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

THREE  MONTHS  ENDED  MARCH  31, 2004 AS COMPARED TO THREE MONTHS ENDED
MARCH  31,  2003

Results  of  Operations
-----------------------

We generated consolidated revenues of $94,051 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003. The increase in revenue is due to our divestiture of Rockwell Power Systems, and refocusing our efforts on the manufacture and distribution of fire rescue boats. The increase in revenues was partly the result of our active marketing efforts to sell boats to firerescue stations around the country.

Net  Revenues
-------------

We had net revenues of $47,133 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003. All of our revenue in the current period is due to our focused efforts on sales of our fire boats.

Cost  of  Revenue
-----------------

We incurred Cost of Revenue of $46,918 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003.

General,  Administrative  and  Selling  Expenses
------------------------------------------------

We incurred costs of $510,494 for the three months ended March 31, 2004 as compared to $9,269 for the three months ended March 31, 2003. The increase in General, Administrative and Selling Expenses in the current period primarily due to the roll out of the fire boats and the efforts of our manufacturing and sales teams.

Net  loss
---------

We had a net loss of ($564,569) for the three months ended March 31, 2004 as compared to a net loss of ($57,252) for the three months ended March 31, 2003.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2004 was ($0.06) as compared to ($.54) for the three months ended March 31, 2003.

Liquidity  and  Capital  Resources
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of March 31, 2004, we had total Current Assets of $48,336 and Current Liabilities of $450,229. Cash and cash equivalents were $40,867 as compared to $189 at March 31, 2003. Our Stockholder's Deficit at March 31, 2004 was ($643,474).

We had a net usage of cash due to operating activities in March 31, 2004 of $58,043. We had net cash provided by financing activities of ($166,885) and ($16,672) in the three months ended March 31, 2004 and 2003, respectively. We had $0 from borrowings in the three months ended March 31, 2004 as compared to $32,669 in the corresponding period last year.


Financing  Activities
---------------------

On February 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 80% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on February 3, 2009.

On February 18, 2004, we issued convertible debenture of $28,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 80% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on February 18, 2009.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securiies Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

Subsidiary

As  of  March  31,  2004,  we  had  one  wholly-owned subsidiary, Rockwell Power
Systems.



Item  3.  Controls  and  Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiary, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

8(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and interim chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

8(c) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

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


Item  2.  Changes  in  Securities

 On January 15, 2004, our Board of Directors declared a 10-for-1 reverse split of the outstanding common stock effective January 26, 2004.

On February 3, 2004, we issued convertible debentures of $28,000 to Preston Capital Partners, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 80% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on February 3, 2009.

On February 18, 2004, we issued convertible debenture of $28,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 80% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 6% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on February 18, 2009.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securiies Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

Item  3.  Defaults  Upon  Senior  Securities
Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
Not  Applicable.

Item  5.  Other  Information.
On March 18, 2004, our Board of Director's unanimously voted to switch transfer agents to Pacific Stock Transfer.


Item  6.  Exhibits  and  Reports  on  Form  8-K


(a)  Exhibits



Exhibit
Number          Description  of  Exhibit
-------         -----------------------

3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Company's registration statement on Form 10SB filed on June 29, 2000 and incorporated herein by reference).

3.2 Bylaws (filed as Exhibit 3.1 to the Company's registration statement on Form 10SB filed on June 29, 2000 and incorporated herein by reference).

4.1 Debenture Agreement between the Company and Preston Capital Partners, LP dated February 3, 2004.

4.2 Debenture Agreement between the Company and eFund Capital Partners, LLC dated February 18, 2004

10.1 Registration Rights Agreement between the Company and Preston Capital Partners, LP dated February 3, 2004.

10.2 Registration Rights Agreement between the Company and eFund Capital Partners, LP dated February 18, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (b)  Forms  8-K

The Company filed a Form 8-K/A on February 9, 2004 that included Financial Statements and Pro Forma Financial Information.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act , the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  May  24,  2004                Xtreme  Companies,  Inc.

                                  /s/  Kevin  Ryan
                              By  -----------------------
                                 Kevin  Ryan,  Chief  Executive  Officer