Form 10QSB
period 2004-06-30
XTREME COMPANIES INC
filed 2004-08-25
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ___________________ to __________
                         Commission file number 0-30914
                                                -------
                              XTREME COMPANIES, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                          88-0394012
          --------------------            -----------------------
       (State  or  other  jurisdiction  of           (IRS  Employer
       incorporation  or  organization)        Identification  No.)

    11782  Western  Ave.,  Unit  18
         Stanton,  California                             90680

---------------------------------------              ------------------
(Address  of  principal  executive  offices)                (Zip  Code)


                                 (714) 895-0944
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of August 19, 2004, the Issuer had outstanding 10,390,575 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]


                          PART I-FINANCIAL INFORMATION

Item  1.  Financial  Statements

                      XTREME COMPANIES INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
                                         PAGE


UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS                  3

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                 4

UNAUDITED  CONSOLIDATED  BALANCE  SHEET                              5


                                Xtreme Companies
                      Consolidated Statement of Operations
                                  (Unaudited)


                                                  Three months ended                Six months ended
                                                      June 30,                          June 30,
                                          --------------------------------  ------------------------------
                                                         2004        2003                2004        2003
                                          --------------------  ----------  ------------------  ----------

REVENUES:. . . . . . . . . . . . . . . .  $            16,801   $       -   $         110,852   $       -

COST OF GOODS SOLD . . . . . . . . . . .               45,589                          92,507
                                          --------------------              ------------------

GROSS PROFIT . . . . . . . . . . . . . .              (28,788)          -              18,345           -
                                          --------------------  ----------  ------------------  ----------

OPERATING EXPENSES:
General and administrative . . . . . . .              540,663      14,884           1,051,157      24,153
Professional fees. . . . . . . . . . . .               13,010       4,493              29,060      45,880
Consulting fees. . . . . . . . . . . . .                    -      91,875                   -      91,875
Amortization and depreciation. . . . . .                  275       5,822                 550      12,418
Writedown of assets. . . . . . . . . . .                    -           -              84,821           -
                                          --------------------  ----------  ------------------  ----------
  Total Operating Expenses . . . . . . .              553,948     117,074           1,165,588     174,326
                                          --------------------  ----------  ------------------  ----------

Loss from Operations . . . . . . . . . .             (582,736)   (117,074)         (1,147,243)   (174,326)
                                          --------------------  ----------  ------------------  ----------

OTHER INCOME (EXPENSES)
Interest income. . . . . . . . . . . . .                    -      15,657                   -      15,657
Other income . . . . . . . . . . . . . .                    -           -                   -           -
Interest expense . . . . . . . . . . . .               (7,585)          -              (7,647)          -
                                          --------------------  ----------  ------------------  ----------
                                                       (7,585)     15,657              (7,647)     15,657
                                          --------------------  ----------  ------------------  ----------

Net loss before discontinued operations.             (590,321)   (101,417)         (1,154,890)   (158,669)
                                          --------------------  ----------  ------------------  ----------

Loss from discontinued operations. . . .                    -           -                   -           -
                                          --------------------  ----------  ------------------  ----------

NET INCOME (LOSS). . . . . . . . . . . .  $          (590,321)  $(101,417)  $      (1,154,890)  $(158,669)
                                          ====================  ==========  ==================  ==========

Weighted average number of
  shares outstanding . . . . . . . . . .            9,463,901      31,651           9,927,403      31,237
                                          ====================  ==========  ==================  ==========

Net Earnings (Loss) per share. . . . . .  $             (0.06)  $   (3.20)  $           (0.12)  $   (5.08)
                                          ====================  ==========  ==================  ==========


                                Xtreme Companies
                            Statement of Cash Flows
                                  (Unaudited)


                                                          Six months ended
                                                            June 30,
                                                  ------------------------------
                                                               2004        2003
                                                  ------------------  ----------

Cash Flows From Operating Activities:
  Net Income (Loss). . . . . . . . . . . . . . .  $      (1,154,890)  $(158,669)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation/amortization. . . . . . . . . .                550      12,418
    Allowance for doubtful accounts. . . . . . .                  -       4,480
    Issuance of stock for services . . . . . . .            865,844           -
    Issuance of stock for cancellation of debt .                  -           -
    Writedown of inventory . . . . . . . . . . .             84,821
   Changes in assets and liabilities:
   Decrease(increase) in other receivable. . . .                  -      74,753
   Decrease (Increase) in deposits . . . . . . .             10,000           -
   Increase in prepaid expenses. . . . . . . . .                  -           -
   Increase (decrease) in payroll taxes. . . . .                  -           -
   Increase in accrued expenses. . . . . . . . .              7,647           -
   Increase (decrease) in accounts payable . . .            (58,177)   (462,614)
                                                  ------------------  ----------
                                                            910,685    (370,963)
                                                  ------------------  ----------
Net Cash Used in Operating Activities. . . . . .           (244,205)   (529,632)
                                                  ------------------  ----------

Cash Flow From Investing Activities:
  Net borrowing related parties. . . . . . . . .                  -     201,181
  Proceeds(payments) from notes receivable . . .                  -     (58,606)
                                                  ------------------  ----------
Net Cash Provided By Investing Activities. . . .                  -     142,575
                                                  ------------------  ----------

Cash Flow From Financing Activities:
  Stock cancelled for outstanding loans. . . . .                  -     (90,410)
  Stock issuance for debt conversion . . . . . .                  -     477,202
  Note payable - net of principal payments . . .                  -           -
  Proceeds from notes payable. . . . . . . . . .            243,000           -
  Proceeds from sale of stock. . . . . . . . . .                  -           -
                                                  ------------------  ----------
Net Cash Provided By Financing Activities. . . .            243,000     386,792
                                                  ------------------  ----------

(Decrease) Increase in Cash. . . . . . . . . . .             (1,205)       (265)

Cash and Cash Equivalents - Beginning of period.             61,752         373
                                                  ------------------  ----------

Cash and Cash Equivalents - End of period. . . .  $          60,547   $     108
                                                  ==================  ==========



Supplemental Cash Flow Information:
  Interest paid. . . . . . . . . . . . . . . . .  $               -   $       -
                                                  ==================  ==========
  Taxes paid . . . . . . . . . . . . . . . . . .  $               -   $       -
                                                  ==================  ==========


                                Xtreme Companies
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                  June 30,       December 31,
                                                                          2004            2003
                                                                  -------------  --------------
ASSETS:

Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     60,547   $      61,752
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .             -          84,821
  Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          10,000
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         7,469           7,469
     Total Current Assets. . . . . . . . . . . . . . . . . . . .        68,016         164,042
                                                                  -------------  --------------

Property and Equipment:
    Furniture and fixtures . . . . . . . . . . . . . . . . . . .           985             985
    Machinery and equipment. . . . . . . . . . . . . . . . . . .         4,505           4,505
                                                                  -------------  --------------
                                                                         5,490           5,490
    Less accumulated depreciation. . . . . . . . . . . . . . . .          (596)            (46)
      Net Fixed Assets . . . . . . . . . . . . . . . . . . . . .         4,894           5,444
                                                                  -------------  --------------

Licensed technology. . . . . . . . . . . . . . . . . . . . . . .             -               -
                                                                  -------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $     72,910   $     169,486
                                                                  =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    272,455   $     330,632
  Payroll tax liabilities. . . . . . . . . . . . . . . . . . . .       118,375         118,375
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .        98,592          90,945
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .        97,000         368,783
   Total Current Liabilities . . . . . . . . . . . . . . . . . .       586,422         908,735
                                                                  -------------  --------------

Long-Term Liabilities:
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       514,783               -
                                                                       514,783               -
                                                                  -------------  --------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .     1,101,205         908,735
                                                                  -------------  --------------

Stockholders' Equity:
   Common stock, $.001 par value, 100,000,000 authorized,
   10,390,575 and 7,118,532 issued and outstanding, respectively        10,391           7,118
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    16,417,743      15,555,172
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (17,346,429)    (16,191,539)
  Deferred compensation. . . . . . . . . . . . . . . . . . . . .      (110,000)       (110,000)
                                                                  -------------  --------------
Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .    (1,028,295)       (739,249)
                                                                  -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $     72,910   $     169,486
                                                                  =============  ==============





                             XTREME COMPANIES, INC.

                              Financial Statements
                    For the Three-Months Ended June 30, 2004

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Xtreme  Companies,  Inc.


We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of June 30, 2004 and the related statements of operations for the three months and six months ended June 30, 2004 and 2003 and the related statement of cash flows for the six months ended June 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants and standards of PCAOB. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
August  23,  2004

                             XTREME COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     Presentation  of  Interim  Information

In the opinion of the management of Xtreme Companies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three month period and six month period ended June 30, 2004 and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.     Going  Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations lost $1,154,890 during the current period ended

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


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


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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


CRITICAL  ACCOUNTING  POLICIES

The Securities and Exchange Commission has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As a general rule, financial information is accounted for and based on cost, not current market value. Revenues and gains should be matched using the accrual method with the expenses giving rise to the revenues and gains to determine earnings for the period. Expenses are necessarily incurred to produce revenue.
Expenses are then "matched" in the same accounting period against the revenue generated. Revenues are recognized when they are earned and expenses are recognized in the same period as the related revenue (matching or using a systematic and rational allocation or expensing in the period in which they expire), not necessarily in the period in which the cash is received or expended by the company. Other areas include:

Inventories

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out method base (FIFO) valuation method.

Goodwill

Under SFAS No. 142. Goodwill and other Intangible Assets, all goodwill amortization ceased effective Jan.1, 2002. Rather, goodwill is now subject to only impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually.


We acquired Goodwill, which represents the excess of purchase price over fair value of net assets, in the acquisition of Rockwell Power Systems, Inc. in October 2003. We follow SFAS 142, Goodwill and Intangible Assets, which requires us to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an "as-if" purchase price.

Loss  per  Share

We utilize SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue  Recognition

Our revenues are derived principally from the sale of Fire and Rescue and Patrol boats. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed-price and fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred. It is our policy to not recognize revenue until customer acceptance and shipment to the customer. All advance payments are treated as "deferred revenue".

Research  and  Development

We  expense  research  and  development  cost  as  incurred.

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO JUNE 30, 2003

The three months and six months ended June 30, 2004 were devoted to the marketing of our fire and rescue and patrol boats to government municipalities, fire stations, and port authorities around the United States. We generated sales of $16,801 for the three months ended June 30, 2004 as a result of our efforts.

Results  of  Operations

REVENUES. Revenues for the three months ended June 30, 2003 were $16,801, an increase of $16,801 as compared $0.00 for the three months ended June 30, 2004. Revenues for the six months ended June 30, 2004 were $110,852 versus revenues of approximately $0.00 for the six months ended June 30, 2003. The increase of revenues was the result of our decision to discontinue operations of Xtreme
Webworks and Municipal Solid Waste Systems line of businesses and our focus of selling fire and rescue and patrol boats through our subsidiary Rockwell Power Systems, Inc.

COST OF REVENUES. Cost of revenues for the three months ended June 2003 increased $45,589 compared to three months ended June 30, 2003. The increase was the result of the cost recognized from manufacturing our products and from commission expenses from the sale of the boats. Some of the commission expenses from boat sales were from sales of boats from the first quarter of 2004.

Cost of revenues for the six months ended June 30, 2004 was $92,507 or 87% of sales compared to 0% of sales in 2003, which were $0.00. This increase is the result of us not having an operating business during the first and second quarter of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative Expenses for the three months ended June 30, 2004 were $540,663 and for the six months ended June 30, 2004 were $1,051,157. As compared to the three and six months ended 2003, General and Administrative expenses were up $525,779 and $1,027,004 respectively. During the second quarter of 2004, we incurred $22,100 of commission fees on the $145,000 of raised capital during the second quarter of 2004.

NET LOSS. Net loss for three months ended June 30, 2004 was ($590,321) which increase as compared to the three months ended June 30, 2003 loss of ($101,417). For the six months ended June 30, 2004 the net loss was ($1,154,890) as compared ($158,669) for the six months ended June 30, 2003. The increase is attributed to the manufacturing costs associated with producing our boats as compared to no operating business in 2003. Year to date, fund raising and demonstration expenses accounted for an incremental $53,921 erosion of net income.


Going  Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2004, we incurred losses of ($1,154,890). Furthermore, current liabilities exceeded current assets by $518,406.

Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

Due to the nature of our business it is uncertain whether we will receive orders impeding our cash situation and our ability to pay creditors.

Liquidity  and  Capital  Resources

As of June 30, 2004, our Current Assets were $68,016 and Current Liabilities were $586,422. Cash and cash equivalents were $ 60,547 as compared to $108 as of June 30, 2003. Stockholders equity at June 30, 2004, was ($1,028,295). Our principal sources of capital have been cash flow from operations, promissory notes to two investors and the sale of subordinated convertible promissory notes to accredited investors.

We had net usage of cash due to operating activities of ($244,205) for the six months ended June 30, 2004, compared to ($529,632) for the six month period ended June 30, 2003. We had net cash provided by financing activities of $243,000 for the six months ended June 30, 2004, compared to $386,792 for the six months ended June 30, 2003.

Financing  Activities

During the second quarter of 2004, we raised $145,000 through the issuance of convertible subordinated promissory notes to accredited investors.

The forgoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties. Further, unforeseen events may occur that will require us to raise additional funds. The amount of funds we need will depend upon many factors, including without limitation, the extent and timing of sales of our products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results.

Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will need to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. Additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations.

CAPITAL  COMMITMENTS

On November 5, 2003, we entered into a lease agreement for a 2650 square foot office located at 11782 Western Ave., Unit #18, Stanton, CA on a month to month basis at a fee of $ 1595 per month. The agreement term is month to month.

On December 1, 2003, we entered into a lease agreement for a 4,156 square foot office located at 2060 Chicago Ave, Suite 5-0 , Riverside, CA for 6 months at a fee of $1870.20 per month. The agreement term is for 6 months, ending on May 30, 2004.

On October 30, 2003, we entered into an employment agreement with Kevin Ryan pursuant to which we will make salary payments of a base of $10,000 per month and a 5% commission override on the gross dollar total of every boat sold during each quarter. The bonus money will be paid on the last day of each quarter. The term of Mr. Ryan's employment is at will.

On February 26, 2004, we entered into an agreement with Roean Industries, Inc. where in exchange for their services, they will be paid $20,000 (in cash or free trading shares), with a $2,500 weekly limit.

As part of our settlement with Albert Mardikian and Mardikian Marine Design, we issued 1,000,000 shares of Common Stock. Furthermore, we entered into a new license agreement with Albert Mardikian under which we will pay 2% of gross revenue from the sale of boats utilizing his designs. The agreement is non-exclusive.



 SUBSIDIARY

As of June 30, 2004, we had one wholly-owned subsidiary, Rockwell Power Systems, Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION

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

On June 2, 2004 the complaint was settled against all parties for $45,000.00 royalty payment by Force Protection, Inc. and we issued 1,000,000 shares of Common Stock. Furthermore, we entered into a new license agreement with Albert Mardikian under which we will pay 2% of gross revenue from the sale of boats utilizing his designs. The agreement is non-exclusive.

ITEM  2.  CHANGES  IN  SECURITIES

(c) Recent Sales of Unregistered Securities. During the second quarter of 2004, we raised $145,000.00 through the issuance of convertible subordinated promissory notes to accredited investors.

The forgoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

As part of our settlement with Albert Mardikian and Mardikian Marine Design we issued 1,000,000 shares of Common Stock to Albert Mardikian.

We issued 250,000 shares of Common Stock to Chris Smith as a commission for arranging the sale of our boat to Barb Weir.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION

On May 26, 2004, we entered into a sales agreement with the Jackson County Fire Rescue department whereby we sold a Fire Rescue Jet 1250 for $65,900. The terms were 60% down payment upon receipt of purchase order and the balance due upon delivery and training.

On June 14, 2004, we entered into a sales agreement with Barb Weir whereby we sold a refurbished Fire Rescue Jet 1250 for $17,000.

During the second quarter of 2004, we retired 300,000 shares of common stock that had been issued to Dutchess Advisors, LLC.

During the second quarter of 2004, we retired 200,000 shares of common stock that had been issued to one of our consultants, Troy Flowers.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)  Exhibits

Number  Description

3.1  Articles  of  Incorporation  (filed  as  Exhibit  3.1  to  the
Registrant's registration statement on Form 10SB filed on June 29, 2000 and incorporated herein by reference).

3.2 Bylaws (filed as Exhibit 3.1 to the Registrant's registration statement on Form 10SB filed on June 29, 2000 and incorporated herein by reference).

4.1 Debenture Agreement between the Registrant and Dutchess Private Equities Fund L.P., dated October 1, 2003 (filed as Exhibit 4.1 to the Registrant's
Annual Report on 10-KSB filed on April 14, 2004 and incorporated herein by reference).

4.2 Debenture Agreement between the Registrant and eFund Capital Partners, LLC, dated October 1, 2003 filed as Exhibit 4.2 to the Registrant's Annual Report on 10-KSB filed on April 14, 2004 and incorporated herein by reference).

10.1 Employment Agreement between the Registrant and Kevin Ryan, dated October 30, 2003 (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.2 Consulting Agreement between the Registrant and Calicorp, dated October 1, 2003 (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.3 Subscription Agreement between the Registrant and Dutchess Private Equity Fund, LP, dated October 1, 2003 (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.4  Subscription  Agreement  between  the  Registrant  and  eFund  Capital
Partners, dated October 1, 2003 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.5 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated October 1, 2003 (filed as Exhibit 10.6 to the
Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.6 Registration Rights Agreement between the Registrant and eFund Small Cap Fund, LP, dated October 1, 2003 (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.7 Rental Agreement between the Registrant and Corning Garden Grove, LLC, dated November 5, 2003 (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.8 Lease Agreement between the Registrant and Marlborough Square Equities, LLC, dated December 1, 2003 (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.9 Corporate Consulting Agreement between the Registrant and Dutchess Advisors, dated October 1, 2003 (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.10 Consulting Agreement between the Registrant and Lane Longhurst, dated October 28, 2003 (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.11 Consulting Agreement between Xtreme Companies, Inc. and Gordon McGilton, dated October 28, 2003 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10KSB filed on April 14, 2004 and incorporated herein by reference).

10.12 Registration Rights Agreement between the Registrant and and eFund Capital Partners, LP dated February 18, 2004 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.13 Registration Rights Agreement between the Registrant and Preston Capital Partners, LP dated February 3, 2004 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10QSB filed on May 24, 2004 and incorporated herein by reference).

10.14 Consulting Agreement between the Registrant and Douglas Leighton, dated January 15, 2004 (filed as Exhibit 10.1 to the Registrant's S-8 filed on
February  4,  2004  and  incorporated  herein  by  reference).

10.15  Consulting  Agreement  between the Registrant and Michael Novielli, dated
January     15,  2004  (filed  as  Exhibit 10.2 to the Registrant's S-8 filed on
February  4,  2004  and  incorporated  herein  by  reference).

10.16 Consulting Agreement between the Registrant and Theodore J. Smith, dated February 6, 2004 (filed as Exhibit 10.1 to the Registrant's S-8 filed on February 13, 2004 and incorporated herein by reference).

10.17  Consulting  Agreement  between  the  Registrant and Jeffrey Conrad, dated
February     6,  2004  (filed  as  Exhibit 10.2 to the Registrant's S-8 filed on
February  13,  2004  and  incorporated  herein  by  reference).

10.18 Letter of Agreement between the Registrant and Roean Industries, Inc., dated February 26, 2004 (filed as Exhibit 10.1 to the Registrant's S-8 filed on February 27, 2004 and incorporated herein by reference).

10.19  Non-Employee Directors and Consultants Retainer Stock Plan, dated
October 2, 2003 (filed as Exhibit 4 to the Registrant's S-8 filed on October 17, 2003 and incorporated herein by reference).

10.20 License Agreement between the Registrant and Albert Mardikian dated June 2, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  Filed  on  Form  8-K
None.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XTREME  COMPANIES,  INC.
(Registrant)



/s/  Kevin  Ryan        President,  and  Chief
----------------       Executive  Officer                 August  25,  2004
   Kevin  Ryan

/s/  Barrett  Evans      Director,  Interim  Chief
-----------------      Financial  Officer and
Barrett  Evans        Principal  Accounting  Officer     August  25,  2004