Form 10QSB
period 2004-09-30
XTREME COMPANIES INC
filed 2004-11-23
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended September 30, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
        For the transition period from                     to
                                           ---------------   ------------
                         Commission file number 0-30914

                             XTREME COMPANIES, INC.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                          88-0394012
             --------------------            -----------------------
          (State  or  other  jurisdiction  of           (IRS  Employer
          incorporation  or  organization)        Identification  No.)

                         11782  Western  Ave.,  Unit  18
                           Stanton,  California  90680
               ---------------------------------------------------------
               (Address  of  principal  executive  offices) (Zip  Code)


                                 (714) 895-0944
                            -------------------------
                           (Issuer's telephone number)

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

As of November 22, 2004, the Issuer had outstanding 11,035,156 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]


                          PART  I-FINANCIAL  INFORMATION

Item  1.  Financial  Statements

                      XTREME  COMPANIES  INC.  AND  SUBSIDIARY
                                TABLE  OF  CONTENTS
                                         PAGE

UNAUDITED  CONSOLIDATED  BALANCE  SHEET                              3


UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS                  4

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                 5






                                                           September  30,          December  31,
                                                                    2004              2003
                                                                  -----             ----


ASSETS:

Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     14,085   $     61,752
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .             -         84,821
  Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         10,000
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         7,469          7,469
                                                                  -------------  -------------
     Total Current Assets. . . . . . . . . . . . . . . . . . . .        21,554        164,042
                                                                  -------------  -------------

Property and Equipment:
    Furniture and fixtures . . . . . . . . . . . . . . . . . . .           985            985
    Machinery and equipment. . . . . . . . . . . . . . . . . . .         4,505          4,505
                                                                  -------------  -------------
                                                                         5,490          5,490
    Less accumulated depreciation. . . . . . . . . . . . . . . .          (823)           (46)
                                                                  -------------  -------------
      Net Fixed Assets . . . . . . . . . . . . . . . . . . . . .         4,667          5,444
                                                                  -------------  -------------

Licensed technology. . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                  -------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $     26,221   $    169,486
                                                                  =============  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    254,166   $    330,632
  Payroll tax liabilities. . . . . . . . . . . . . . . . . . . .       118,375        118,375
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       107,926         90,945
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       232,000        368,783
                                                                  -------------  -------------
   Total Current Liabilities . . . . . . . . . . . . . . . . . .       712,467        908,735
                                                                  -------------  -------------

Long-Term Liabilities:
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       514,783              -
                                                                  -------------  -------------
                                                                       514,783              -
                                                                  -------------  -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .     1,227,250        908,735
                                                                  -------------  -------------

Stockholders' Equity:
   Common stock, $.001 par value, 100,000,000 authorized,
   11,075,156 and 7,118,532 issued and outstanding, respectively        11,075          7,118
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    16,526,592     15,555,172
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (17,628,696)   (16,191,539)
  Deferred compensation. . . . . . . . . . . . . . . . . . . . .      (110,000)      (110,000)
                                                                  -------------  -------------
Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .    (1,201,029)      (739,249)
                                                                  -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . .  $     26,221   $    169,486
                                                                  =============  =============





                                        Three months ended                 Nine months ended
                                           September 30,                     September 30,
                                        ------------------                 -----------------
                                                2004          2003          2004          2003
                                                ----          ----          ----          ----

REVENUES:. . . . . . . . . . . . . . . .  $         -   $        -   $   110,852   $        -

COST OF GOODS SOLD . . . . . . . . . . .       55,590                    148,097
                                          ------------  -----------  ------------  -----------
GROSS PROFIT . . . . . . . . . . . . . .      (55,590)           -       (37,245)           -
                                          ------------  -----------  ------------  -----------

OPERATING EXPENSES:
General and admininstrative. . . . . . .       72,387       15,155     1,123,544       39,308
Professional fees. . . . . . . . . . . .       89,794        9,271       118,854       55,151
Consulting fees. . . . . . . . . . . . .       54,934      111,875        54,934      203,750
Amortization and depreciation. . . . . .          227            -           777       12,418
Writedown of assets. . . . . . . . . . .            -            -        84,821            -
                                          ------------  -----------  ------------  -----------
  Total Operating Expenses . . . . . . .      217,342      136,301     1,382,930      310,627
                                          ------------  -----------  ------------  -----------

Loss from Operations . . . . . . . . . .     (272,932)    (136,301)   (1,420,175)    (310,627)
                                          ------------  -----------  ------------  -----------

OTHER INCOME (EXPENSES)
Interest income. . . . . . . . . . . . .            -            -             -       15,657
Other income . . . . . . . . . . . . . .            -            -             -            -
Interest expense . . . . . . . . . . . .       (9,335)           -       (16,982)           -
                                          ------------  -----------  ------------  -----------
                                               (9,335)           -       (16,982)      15,657
                                          ------------  -----------  ------------  -----------

Net loss before discontinued operations.     (282,267)    (136,301)   (1,437,157)    (294,970)
                                          ------------  -----------  ------------  -----------

Loss from discontinued operations. . . .            -         (462)            -         (462)
                                          ------------  -----------  ------------  -----------

NET INCOME (LOSS). . . . . . . . . . . .  $  (282,267)  $ (136,763)  $(1,437,157)  $ (295,432)
                                          ============  ===========  ============  ===========

Weighted average number of
  shares outstanding . . . . . . . . . .   10,846,962    2,997,816    10,233,923    1,235,656
                                          ============  ===========  ============  ===========

Net Earnings (Loss) per share. . . . . .  $     (0.03)  $    (0.05)  $     (0.14)  $    (0.24)
                                          ============  ===========  ============  ===========







                                                    Nine months ended
                                                      September 30,
                                                    -----------------
                                                    2004          2003
                                                    ----          ----


Cash Flows From Operating Activities:
  Net Income (Loss). . . . . . . . . . . . . . .  $(1,437,157)  $(295,432)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation/amortization. . . . . . . . . .          777      12,418
    Allowance for doubtful accounts. . . . . . .            -       4,067
    Issuance of stock for services . . . . . . .      945,844           -
    Issuance of stock for cancellation of debt .            -           -
    Writedown of inventory . . . . . . . . . . .       84,821
   Changes in assets and liabilities:
   Decrease(increase) in other receivable. . . .            -      74,753
   Decrease (Increase) in deposits . . . . . . .       10,000           -
   Increase in prepaid expenses. . . . . . . . .            -           -
   Increase (decrease) in payroll taxes. . . . .            -           -
   Increase in accrued expenses. . . . . . . . .       16,981      10,019
   Increase (decrease) in accounts payable . . .      (76,466)   (454,586)
                                                  ------------  ----------
                                                      981,957    (353,329)
                                                  ------------  ----------
Net Cash Used in Operating Activities. . . . . .     (455,200)   (648,761)
                                                  ------------  ----------

Cash Flow From Investing Activities:
  Net borrowing related parties. . . . . . . . .            -     320,415
  Proceeds(payments) from notes receivable . . .            -     (58,606)
                                                  ------------  ----------
Net Cash Provided By Investing Activities. . . .            -     261,809
                                                  ------------  ----------

Cash Flow From Financing Activities:
  Stock cancelled for outstanding loans. . . . .            -     (90,410)
  Stock issuance for debt conversion . . . . . .       29,533     477,202
  Note payable - net of principal payments . . .            -           -
  Proceeds from notes payable. . . . . . . . . .      378,000           -
  Proceeds from sale of stock. . . . . . . . . .            -           -
                                                  ------------  ----------
Net Cash Provided By Financing Activities. . . .      407,533     386,792
                                                  ------------  ----------

(Decrease) Increase in Cash. . . . . . . . . . .      (47,667)       (160)

Cash and Cash Equivalents - Beginning of period.       61,752         373
                                                  ------------  ----------

Cash and Cash Equivalents - End of period. . . .  $    14,085   $     213
                                                  ============  ==========



Supplemental Cash Flow Information:
  Interest paid. . . . . . . . . . . . . . . . .  $         -   $       -
                                                  ============  ==========
  Taxes paid . . . . . . . . . . . . . . . . . .  $         -   $       -
                                                  ============  ==========




ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2003 and a comparison of the results of operations for the three and nine months ended September 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

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

We are a publicly traded company, which trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "XTME.OB"

The address of our principal executive office is 11782 Western Avenue, Unit 18, Stanton, California 90680. Our telephone number is (714) 895-0944. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.


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

Revenue  Recognition

Our revenues are derived principally from the sale of Fire and Rescue and Patrol boats. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed-price and fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred. It is our policy to not recognize revenue until shipment to the customer and customer acceptance. All advance payments are treated as "deferred revenue".

Research  and  Development

We  expense  research  and  development  cost  as  incurred.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

The three and nine months ended September 30, 2004 were devoted to the marketing of our fire and rescue and patrol boats to government municipalities, fire stations and port authorities around the United States.

RESULTS  OF  OPERATIONS

REVENUES. We had no revenues for the three and nine months ended September 30, 2003.. Revenues for the three and nine months ended September 30, 2004 were $0 and $110,852, respectively. The increase in revenues was the result of our decision to discontinue operations of Xtreme Webworks and Municipal Solid Waste Systems line of businesses to focus onf selling fire and rescue and patrol boats through our subsidiary Rockwell Power Systems, Inc.

COST OF REVENUES. We had no cost of revenues for the three and nine months ended September 30, 2003. Cost of revenues for the three and nine months ended September 30, 2004 were $55,590 and $148,097, respectively. The increase was the result of the cost recognized from manufacturing our products and from commission expenses from the sale of the boats. Some of the commission expenses from boat sales were from sales of boats from the first quarter of 2004.

Cost of revenues for the nine months ended September 30, 2004 was $148,097 or 133% of sales. This increase is the result of us not having an operating business during the first three quarters of 2003.


OPERATIONAL EXPENSES. Operational Expenses for the three and nine months ended September 30, 2003 were $136,301 and $310,627, respectively. Operational Expenses for the three and nine months ended September 30, 2004 were $217,342 and $1,382,930, respectively. . As compared to the three and nine months ended 2003, Operational expenses increased $81,041 and $1,072,303 respectively. The increase is partly due to expenses incurred during the third quarter of 2004, of $13,050 of commission fees on $87,000 of raised capital during the third quarter of 2004.

NET LOSS. Net loss for three months ended September 30, 2004 was ($282,267) which increased as compared to the three months ended September 30, 2003 loss of ($136,763) . For the nine months ended September 30, 2004 the net loss was ($1,437,157) as compared to ($295,432) for the nine months ended September 30, 2003. The increase is attributed to the manufacturing costs associated with producing our boats as compared to no operating business in 2003. Year to date, fund raising and demonstration expenses accounted for an incremental $53,921 erosion of net income.

Going  Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2004, we incurred losses of ($1,437,157) . Furthermore, current liabilities exceeded current assets by $ 690,913.

Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

Due to the nature of our business it is uncertain whether we will receive orders impeding our cash situation and our ability to pay creditors.

Liquidity  and  Capital  Resources

As of September 30, 2004, cash and cash equivalents were $ 14,085 as compared to $61,752 as of December 31, 2003. Our principal sources of capital have been cash flow from operations, and the sale of subordinated convertible promissory notes to accredited investors.

Financing  Activities

During the third quarter of 2004, we raised $87,000 through the issuance of convertible subordinated promissory notes to accredited investors.


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

CAPITAL  COMMITMENTS

On November 5, 2003, we entered into a lease agreement with Corning Garden Grove, LLC for a 2650 square foot office located at 11782 Western Ave., Unit #18, Stanton, CA on a month to month basis at a fee of $ 1595 per month. On December 1, 2003, we entered into a lease agreement with Marlborough Square Equities for a 4,156 square foot storage facility located at 2060 Chicago Ave, Suite 5-0 , Riverside, CA for 6 months at a fee of $1870per month. This agreement was renewed on May 30, 2004 and the term is for two years at a rental rate of $2023per month.

On October 30, 2003, we entered into an employment agreement with Kevin Ryan pursuant to which we will make salary payments of a base of $10,000 per month and a 5% commission override on the gross dollar total of every boat sold during each quarter. The bonus money will be paid on the last day of each quarter. The term of Mr. Ryan's employment is at will. Mr. Ryan has agreed to defer his compensation until we are financially able to pay him his salary.

On February 26, 2004, we entered into an agreement with Roean Industries, Inc. where in exchange for their grant assistance services, they will be paid $20,000 (in cash or free trading shares), with a $2,500 weekly limit.

As part of our settlement with Albert Mardikian and Mardikian Marine Design we issued 1,000,000 shares of common stock. Furthermore, we entered into a new license agreement with Albert Mardikian under which we will pay 2% of gross revenue from the sale of boats utilizing his designs. The agreement is non-exclusive.





 SUBSIDIARY

As of September 30, 2004, we had one wholly-owned subsidiary, Rockwell Power Systems, Inc.

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

   PART  II-OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On March 9, 2004, Albert Mardikian, a company shareholder and holder of certain designs and components, filed a complaint against us in the Orange County Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and Sonic Jet Performance, Inc. (N.K.A. Force Protection, Inc.). The agreement further alleges fraud, conversion and unfair competition. The plaintiff is seeking declaratory relief, compensatory damages of $700,000, actual damages of $346,000, disgorgement of profits, civil penalties pursuant to the California Business and Professions Code Section 17206, reasonable attorney's fees and cost of suit incurred. While the suit was filed on September 26, 2003 against Sonic Jet Performance, Inc. and Ashford Capital, LLC, we were added to the suit on March 9, 2004 since we acquired the licensing rights pursuant to an agreement between Rockwell Power Systems, Inc. and Force Protection, Inc.

On July 2, 2004 the complaint was settled against all parties for $45,000 royalty payment by Force Protection, Inc. and we issued 1,000,000 shares of our restricted common stock. Furthermore, we entered into a new license agreement with Albert Mardikian under which we will pay 2% of gross revenue from the sale of boats utilizing his designs. The agreement is non-exclusive.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES



On July 2, 2004, we issued 1,000,000 shares of our restricted common stock to Albert Mardikian pursuant to a Settlement Agreement with him.

On September 16, 2004, we issued Clayton Kass 62,198 shares of our restricted common stock pursuant to a settlement agreement between us and Mr. Kass.

On September 27, 2004, we issued 500,000 shares of restricted common stock to TGR Group, LLC for public relations services valued at $75,000.

On September 30, 2004, we erroneously issued Ashford Group 82,383 shares of our common stock; the transfer agent is in the process of canceling the shares and returning them to the treasury.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under
       Section 3(b) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

        - the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

        - we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

        - at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

        - neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

        - we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of
             Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION

On  July  7,  2004,  we  entered into a sales agreement with Jackson County Fire
Department  whereby  we  sold  a  Fire  Rescue  Jet  1250  for  $65,900.

On July 1, 2004, we entered into an agreement with Barb Weir to sell a refurbished Fire Rescue Jet 1250 for $17,000.00.

ITEM  6.  EXHIBITS

Number  Description

3.1  Articles  of  Incorporation  (filed  as  Exhibit  3.1  to  the
Registrant's registration statement on Form 10SB filed on September 29, 2000 and incorporated herein by reference).

3.2 Bylaws (filed as Exhibit 3.1 to the Registrant's registration statement on Form 10SB filed on September 29, 2000 and incorporated herein by reference).

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

10.20 Fire rescue jet sale agreement between the Registrant and Barb Weir, dated July 1, 2004.

10.21 License Agreement between the Registrant and Albert Mardikian, dated June 2, 2004 (filed as Exhibit 10.23 to the Registrant's 10QSB filed on August 25, 2004 and incorporated herein by reference).

10.22 Consulting Agreement between the Registrant and TGR Group, LLC, dated January 27, 2004 (filed herewith).

10.23 Sales Agreement between the Registrant and Jackson County Fire Department, dated July 7, 2004 (filed herewith).

10.24 Convertible Promissory Notes between the Registrant and x, dated x.

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



/s/  Kevin  Ryan        President,  and  Chief
----------------        Executive  Officer                 November  23,  2004
   Kevin  Ryan

/s/  Barrett  Evans      Director,  Interim  Chief
-------------------      Financial  Officer
Barrett  Evans          (Principal  Accounting  Officer)   November  23,  2004