Form 10KSB
period 2004-12-31
XTREME COMPANIES INC
filed 2005-04-15
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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



                           11782 WESTERN AVE., UNIT 18
                            STANTON, CALIFORNIA 90680
             (Address a of principal executive offices and principal
                               place of business)
                               ------------------
                                 (714) 895-0944
                                 --------------
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                              PAR VALUE PER SHARE.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer had $164,712 in revenues for the fiscal year ended December 31, 2004.

As of March 31, 2005 the aggregate market value of the Issuer's common stock held by non-affiliates was $2,100,000 (based on the closing price of $0.34 per share of common stock on March 31, 2005 as reported by the Over-the-Counter Bulletin Board).

The Issuer had 17,293,119 shares of common stock outstanding as of March 31, 2005.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                             XTREME COMPANIES, INC.
                                   FORM 10-KSB

                                TABLE  OF  CONTENTS

PART  I                                                                PAGE  NO.

ITEM  1.     DESCRIPTION OF BUSINESS.                                          2
ITEM  2.     DESCRIPTION OF PROPERTY.                                          7
ITEM  3.     LEGAL PROCEEDINGS.                                                8
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              8

PART  II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         8
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        9
ITEM  7.     FINANCIAL STATEMENTS.                                            12
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
             AND FINANCIAL DISCLOSURE.                                        21
ITEM  8A.    CONTROLS AND PROCEDURES.                                         21
ITEM  8B.    OTHER INFORMATION.                                               21

PART  III
ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.               21
ITEM  10.    EXECUTIVE COMPENSATION.                                          23
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                      24
ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  25
ITEM  13.    EXHIBITS.                                                        26
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          26



                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

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

Rockwell Power Systems was incorporated in Delaware on January 29, 2001 under the name Rockwell Healthcare Systems, Inc. We changed its name on April 12, 2001 to Rockwell Power Systems. We had no operations until October 1, 2003 when we purchased the Fire & Rescue and the Recreational Boat Division from Sonic Jet Performance, Inc. Pursuant to the Bill of Sale Agreement executed between the parties, Rockwell was granted a license for a period of twenty years to the use the "Sonic Jet Performance" name. Additionally, Rockwell was granted the authority to market and sell Fire and Rescue and Recreational boats everywhere in the world except the Middle East, including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen.

Since October 1, 2003, we have focused our efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes.

INDUSTRY  BACKGROUND

We believe the best opportunity in the boating industry for business expansion is providing boats for Homeland Security fulfillment, defense, surveillance, and emergency response to municipalities and governments. After the terrorist acts on September 11, the United States government took a wide range of urgent steps to protect the Nation's highest risk targets and critical infrastructure systems such as nuclear power plants, hydroelectric dams, telecommunication nodes, border crossings, chemical facilities, sea and water ports, water and sewer plants, electric power plants, gas pipelines, dams and bridges. This includes protecting the open coastline, waterways, and private industrial sites such as nuclear power plants and oil refineries

In addition to the increase in federal funding for homeland security, two other important programs are in place that will benefit those fire departments and private organizations looking to participate and take advantage of the additional funding being provided to these specific areas. These programs include: The 2004 Assistance to Firefighters Grant Program presented by the Office of Domestic Preparedness ("ODP") and Operation Safe Commerce ("OSC") funding.

The ODP is currently offering $750 million in grants to fire departments across the United States. With Fireboats being elevated to a Priority One Status for this year's grant program, we have aggressively pursued the more than 5,200 fire departments with responsibilities on the water by offering a grant assistance program for any fire department interested in purchasing one of our boats. So far the program has been well received with more than thirty fire departments applying. However, we cannot determine if the ODP will grant any awards to fire departments that apply, if any.

By specific order of the Transportation Security Administration, Operation Safe Commerce, which concentrates on the ports of New York/New Jersey, Seattle/Tacoma, and Los Angeles/Long Beach, is a public-private partnership that uses federal grants to test pilot programs in order to improve security at these ports and others like them throughout the United States. The funding allocated to OSC is $58 million, which is the first step of a multi-faceted program. We are strategically located near the Long Beach and Los Angeles Ports and we have already sold boats to the New York Port Authority. As a result, we believe we are positioned to play an integral role in our ports security and emergency response capabilities.

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


                             PRODUCT SPECIFICATIONS
                             ----------------------
         Load         Fuel         Towing       Passenger
Model    Capacity     Capacity     Capacity     Capacity
-------  ----------   ----------   -----------  ---------
12  Foot  2,200  lbs.  32  gallons   7,000  lbs.        5
-------  ----------   ----------   -----------  ---------
15  Foot  5,500  lbs.  58  gallons  10,000  lbs.        7
-------  ----------   ----------   -----------  ---------



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

The  only  recent  sales  of  our  products  include:

Jackson  County  Fire  Rescue  Squad,
Marianna,  Florida

Lakewood  Police  Department,
Lakewood,  Washington

New  Albany  Fire  Department,
New  Albany,  IN


STRATEGIC  RELATIONSHIPS

On March 1, 2005, we entered into a Marketing and Distribution Agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, and
Ronald DiBartolo and Gailynn DiBartolo, the owners of all of the outstanding shares of common stock of Marine Holdings, Inc.

Pursuant the Marketing and Distribution Agreement, we will administer all marketing and sales efforts and be the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name. We will offer our key personnel, resources and capital to Marine to facilitate the sales of Marine's products through dealer networks, industry trade shows, directly selling and other distributors. All purchase orders will flow through us and will be immediately assigned to Marine for fulfillment. Marine will procure all inventory and assume responsibility for the shipping and delivery of all of its products ordered by the purchaser. We will receive a five percent cash commission, based on the total sales price as represented on purchase orders received by us or Marine for all product sales.

COMPETITION

We compete against large international companies that have greater financial, technical and marketing resources, customer bases, longer operating histories and greater name recognition. However, management believes our products offer the following advantages over competitive products:

Durability: Our hulls are constructed using hand laid "S" glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

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

OPERATIONS

Manufacturing: The hulls for our boats were manufactured in Nanning, China. We currently have a surplus of hulls in our storage facility in Riverside, California and are not utilizing the manufacturing facility. If and when our supply of hulls is depleted, we may explore using this facility again to manufacture the boats.

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

Pursuant to the Business Asset Sale, License and Assignment of Rights Agreement between Sonic Jet Performance, Inc. and Rockwell Power Systems, Inc., we were granted a license for a period of twenty years to use the "Sonic Jet Performance" name and granted Rockwell the authority to market and sell Fire and Rescue and Recreational boasts everywhere in the world except the Middle East including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen.

In addition, Rockwell was assigned the contractual right to use the Fire and Rescue Jet design as provided for under the 2001 License Agreement made between Sonic Jet Performance, Inc. and Mardikian Marine Design et al dated December 21, 2001. The term of agreement is from December 27, 2001 to December 31, 2006 with an option for renewal of one 5 year term until December 31, 2011 unless terminated pursuant to the Agreement. Pursuant to the License Agreement, we have agreed to pay to the Licensor a royalty equal to 2% of the gross sale's price of our 12-foot boats and 4% of the gross sale's price of our 15-foot boats.


CUSTOMERS

Our target market is primarily fire departments, port authorities, and other governmental agencies. Thus, we have a limited potential customer base.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY.

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

ITEM  3.  LEGAL  PROCEEDINGS.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The following table sets forth the high and low closing prices of our common stock for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.




                                    LOW    HIGH
                  2004 Fiscal Year
First Quarter                       0.11   0.25
Second Quarter                      0.13   0.75
Third Quarter                       0.38   0.70
Fourth Quarter                      0.52   1.25

                  2003 Fiscal Year
First Quarter                       0.51   1.05
Second Quarter                      0.07   0.61
Third Quarter                       0.01   0.10 (1:100 Rev Split)
Fourth Quarter                      0.02   1.00

We declared a 100-for-one reverse stock split of outstanding common stock effective September 26, 2003. We declared a 10-for-1 reverse split of the outstanding common stock effective January 30, 2004.

SHAREHOLDERS

As of March 31, 2004, there were approximately 809 holders of record of our common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On October 18, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $20,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, we entered into an investment agreement with eFund Capital Partners, LLC for $18,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On December 23, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $240,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

In the year ended December 31, 2004, we raised $232,000 from the following individual investors on the date and in the amount described below. We issued convertible promissory notes with interest rates ranging from 10% to 20% and a conversion feature equal to a 30% discount to market at the time of conversion.




NAME. . . . . . . . . . . . . . . . . .  AMOUNT RECEIVED  DEPOSIT DATE
---------------------------------------  ---------------  ------------
Champagne, Raymond. . . . . . . . . . .         2,000.00     4/23/2004
---------------------------------------  ---------------  ------------

Connolly, Patrick . . . . . . . . . . .        50,000.00     5/27/2004
---------------------------------------  ---------------  ------------
Connolly, Patrick . . . . . . . . . . .        10,000.00      7/2/2004
---------------------------------------  ---------------  ------------

Davis, George M.. . . . . . . . . . . .         2,000.00     4/30/2004
---------------------------------------  ---------------  ------------

Dick, Richard A.. . . . . . . . . . . .         2,000.00      5/3/2004
---------------------------------------  ---------------  ------------

Eargle, Watson. . . . . . . . . . . . .         2,000.00     5/12/2004
---------------------------------------  ---------------  ------------
Feldman, Ronald . . . . . . . . . . . .         2,000.00     5/17/2004
---------------------------------------  ---------------  ------------

Jan Eric Pusch. . . . . . . . . . . . .        50,000.00      7/1/2004
---------------------------------------  ---------------  ------------

Layne, John D.. . . . . . . . . . . . .         2,000.00     5/11/2004
---------------------------------------  ---------------  ------------

Longo, Anthony J. . . . . . . . . . . .         2,000.00     4/30/2004
---------------------------------------  ---------------  ------------

McNeely, Wakelin. . . . . . . . . . . .        25,000.00      8/4/2004
---------------------------------------  ---------------  ------------
Nunn, Howard Stubbs, Jr., MD. . . . . .        25,000.00     6/18/2004
---------------------------------------  ---------------  ------------

Sullivan, Daniel. . . . . . . . . . . .         2,000.00     4/23/2004
---------------------------------------  ---------------  ------------

Sullivan, Steve & Debbie. . . . . . . .         2,000.00     5/13/2004
---------------------------------------  ---------------  ------------
Sullivan, Steve & Debbie. . . . . . . .        25,000.00     7/21/2004
---------------------------------------  ---------------  ------------

Sullivan, Tony. . . . . . . . . . . . .         2,000.00     4/23/2004
---------------------------------------  ---------------  ------------
Sullivan, Tony. . . . . . . . . . . . .        25,000.00     7/21/2004
---------------------------------------  ---------------  ------------

Winn, J&J Family    Limited Partnership         2,000.00      5/6/2004
---------------------------------------  ---------------  ------------



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


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe", "anticipate, "estimate", "expect", "are of the opinion that" and words of similar import, constitute "forward-looking statements".

You should not place any undue reliance on these forward-looking statements. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors. You should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements as a result of new information, future events or developments, except as required by law.

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2004  COMPARED  WITH  YEAR ENDEDED DECEMBER 31, 2003

NET  REVENUES

For the year ended December 31, 2004, we had net revenues of $164,712 as compared to net revenues of $0 for 2003. The increase in net revenue for 2004 was because we began operations in mid 2003. In July 2003, we discontinued the operation of Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc. due to the failure of negotiation in the satisfactory terms for the extension of the license agreements and because we were unable to generate revenue from those businesses. On October 1, 2003, we entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. but we did not generate any revenues during 2003 from that business.

In  2004,  we  had  four boats sales which accounted for our entire Net Revenue.


OPERATING  EXPENSES

Operating expenses increased to $1,290,826 for the year ended December 31, 2004 as compared to $507,112 for the year ended December 31, 2003. The increase in operating expenses for the year ended December 31, 2004 occurred primarily due to the increase in operations. We also issued stock for officer compensation amounting to $231,929 and investor relations in the amount of $183,150. We issued stock for directors compensation amounting to $149,240.

NET  LOSS

Net loss for the year ended December 31, 2004 increased to ($1,465,532) from ($538,431) for the year ended December 31, 2003 as a result of the increase in overhead expenses due to: (1) the operations increasing due to the increase in boat orders received and (2) share issuances that totaled $583,977 for services rendered such as director's compensation, legal services, sales commissions and a legal settlement. . Other operating expenses totaled $207,406.

FINANCING  ACTIVITIES

On February 18, 2004, we entered into an investment agreement with eFund Capital Partners, LLC for $28,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On February 3, 2004, we entered into an investment agreement with Preston Capital Partners, LLC for $28,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $20,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, we entered into an investment agreement with eFund Capital Partners, LLC for $18,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On December 23, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $240,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

In the year ended December 31, 2004, we raised $232,000 from the following individual investors on the date and in the amount described below. We issued a convertible promissory notes with interest rates ranging from 10% to 20% and a conversion feature equal to a 30% discount to market at the time of conversion.



NAME. . . . . . . . . . . . . . . . . .  AMOUNT RECEIVED  DEPOSIT DATE
---------------------------------------  ---------------  ------------
Champagne, Raymond. . . . . . . . . . .         2,000.00     4/23/2004
---------------------------------------  ---------------  ------------

Connolly, Patrick . . . . . . . . . . .        50,000.00     5/27/2004
---------------------------------------  ---------------  ------------

Connolly, Patrick . . . . . . . . . . .        10,000.00      7/2/2004
---------------------------------------  ---------------  ------------

Davis, George M.. . . . . . . . . . . .         2,000.00     4/30/2004
---------------------------------------  ---------------  ------------

Dick, Richard A.. . . . . . . . . . . .         2,000.00      5/3/2004
---------------------------------------  ---------------  ------------

Eargle, Watson. . . . . . . . . . . . .         2,000.00     5/12/2004
---------------------------------------  ---------------  ------------

Feldman, Ronald . . . . . . . . . . . .         2,000.00     5/17/2004
---------------------------------------  ---------------  ------------

Jan Eric Pusch. . . . . . . . . . . . .        50,000.00      7/1/2004
---------------------------------------  ---------------  ------------

Layne, John D.. . . . . . . . . . . . .         2,000.00     5/11/2004
---------------------------------------  ---------------  ------------

Longo, Anthony J. . . . . . . . . . . .         2,000.00     4/30/2004
---------------------------------------  ---------------  ------------

McNeely, Wakelin. . . . . . . . . . . .        25,000.00      8/4/2004
---------------------------------------  ---------------  ------------

Nunn, Howard Stubbs, Jr., MD. . . . . .        25,000.00     6/18/2004
---------------------------------------  ---------------  ------------

Sullivan, Daniel. . . . . . . . . . . .         2,000.00     4/23/2004
---------------------------------------  ---------------  ------------

Sullivan, Steve & Debbie. . . . . . . .         2,000.00     5/13/2004
---------------------------------------  ---------------  ------------

Sullivan, Steve & Debbie. . . . . . . .        25,000.00     7/21/2004
---------------------------------------  ---------------  ------------

Sullivan, Tony. . . . . . . . . . . . .         2,000.00     4/23/2004
---------------------------------------  ---------------  ------------

Sullivan, Tony. . . . . . . . . . . . .        25,000.00     7/21/2004
---------------------------------------  ---------------  ------------

Winn, J&J Family    Limited Partnership         2,000.00      5/6/2004
---------------------------------------  ---------------  ------------



LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2004, we had assets of approximately $267,187, compared to $169,486 as of December 31, 2003. In addition, we wrote down $84,821 in assets that were booked in 2003 for hull molds from the acquisition of Rockwell. Our current liabilities increased slightly from $539,952 as of December 31, 2003 to $575,890 as of December 31, 2004. This was due primarily to the conversion of debt to common stock and the successful settlement of outstanding debt balances, but offset with the increase of deferred revenues.


CAPITAL  COMMITMENTS

On November 5, 2003, we entered into a lease agreement with Corning Garden Grove, LLC for a 2650 square foot office located at 11782 Western Ave., Unit #18, Stanton, CA on a month to month basis at a fee of $ 1595 per month. On December 1, 2003, we entered into a lease agreement with Marlborough Square Equities for a 4,156 square foot storage facility located at 2060 Chicago Ave, Suite 5-0, Riverside, CA for 6 months at a fee of $1,870 per month. This agreement was renewed on May 30, 2004 and the term is for two years at a rental rate of $2,023 per month.

On February 26, 2004, we entered into an agreement with Roean Industries, Inc. where in exchange for their grant assistance services, they will be paid $20,000 with a $2,500 weekly limit.

As part of our settlement with Albert Mardikian and Mardikian Marine Design we issued 1,000,000 shares of common stock. Furthermore, we entered into a new license agreement with Albert Mardikian under which we will pay 2% of gross revenue from the sale of boats utilizing his designs. The agreement is non-exclusive.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our debt, we will be in default. We will continue to raise capital through private placements of convertible debentures.



INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

WE  HAD  LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FUTURE.
WE  MAY  NEVER  BECOME  PROFITABLE.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $(1,465,532) for the year ended December 31, 2004. We anticipate losses for the
foreseeable  future.   We  may  never  become  profitable.

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

WE ARE SUBJECT TO SUBSTANTIAL COMPETITION AND WE MUST CONTINUE RESEARCH AND DEVELOPMENT TO REMAIN COMPETITIVE.

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. We operate under a licensing agreement with Albert Mardikian who owns a patented progress v-hull design patent #6168481. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted thereunder will may not be held valid if subsequently challenged.

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



ITEM  7.  FINANCIAL  STATEMENTS.




                             XTREME COMPANIES, INC.

                              Financial Statements
                      For the Year Ended December 31, 2004



                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xtreme Companies, Inc.


We have audited the accompanying balance sheet of Xtreme Companies, Inc., as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Companies, Inc. at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligation and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Michael  Johnson  &  Co.,  LLC
Michael  Johnson  &  Co.,  LLC
Denver,  Colorado
April  13,  2005




                             Xtreme Companies, Inc.
                                 Balance Sheet
                               December 31, 2004


ASSETS
                                                                2004           2003
                                                        -------------  -------------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    110,673   $     61,752
Inventory. . . . . . . . . . . . . . . . . . . . . . .             -         84,821
Note receivable. . . . . . . . . . . . . . . . . . . .       144,605              -
Prepaid expenses . . . . . . . . . . . . . . . . . . .         2,955          2,955
Deposits . . . . . . . . . . . . . . . . . . . . . . .         4,514         14,514
                                                        -------------  -------------

   TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .       262,747        164,042
                                                        -------------  -------------

NET PROPERTY & EQUIPMENT . . . . . . . . . . . . . . .         4,440          5,444
                                                        -------------  -------------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $    267,187   $    169,486
                                                        =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses. . . . . . . . .  $    389,515   $    421,577
Payroll tax liabilities. . . . . . . . . . . . . . . .       118,375        118,375
Deferred revenues. . . . . . . . . . . . . . . . . . .        68,000              -
                                                        -------------  -------------

     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .       575,890        539,952
                                                        -------------  -------------

LONG TERM LIABILITIES
Long-term debt, less current portion . . . . . . . . .       586,150        368,783
                                                        -------------  -------------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .     1,162,040        908,735
                                                        -------------  -------------

COMMITMENTS AND CONTINGENCIES, NOTE 6

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 11,035,156 shares issued
  and outstanding at December 31, 2004 . . . . . . . .        11,035          7,118
Additional paid-in capital . . . . . . . . . . . . . .    16,861,183     15,555,172
Shares to be issued. . . . . . . . . . . . . . . . . .      (110,000)      (110,000)
Subscriptions receivable . . . . . . . . . . . . . . .             -              -
Accumulated deficit. . . . . . . . . . . . . . . . . .   (17,657,071)   (16,191,539)
                                                        -------------  -------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . .      (894,853)      (739,249)
                                                        -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .  $    267,187   $    169,486
                                                        =============  =============







                             Xtreme Companies, Inc.
                            Statement of Cash Flows
                                Indirect Method




                                                      2004        2003
                                               ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . .  $(1,465,532)  $(538,431)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization. . . . . . .        1,004          46
Writedown of assets . . . . . . . . . . . . .       84,821     127,418
Issuance of stock for services. . . . . . . .      330,272      23,559
Issuance of stock for cancellation of debts .            -     425,080
Return of stock for cancellation of note. . .            -      74,753
Issuance of stock for officer's compensation.      111,929           -
Issuance of stock for directors' fees . . . .      149,240           -
Issuance of stock for debt inducement . . . .      154,338           -
Debt conversion feature expense . . . . . . .      185,200           -
(Increase) decrease in current assets:. . . .            -
Note receivable . . . . . . . . . . . . . . .     (144,605)          -
Deposits. . . . . . . . . . . . . . . . . . .       10,000     (10,000)
Prepaid expenses. . . . . . . . . . . . . . .            -      (7,469)
Increase (decrease) in current liabilities:
   Accrued expenses and accounts payable. . .      (77,446)   (150,891)
   Payroll tax liabilities payable. . . . . .            -      (3,671)
   Deferred revenues. . . . . . . . . . . . .       68,000           -
                                               ------------  ----------

NET CASH USED IN OPERATING ACTIVITIES . . . .     (592,779)    (59,606)
                                               ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note . .      232,000           -
Proceeds from related party convertible debts      409,700     120,985
                                               ------------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES . .      641,700     120,985
                                               ------------  ----------

NET INCREASE IN CASH. . . . . . . . . . . . .       48,921      61,379

CASH AT BEGINNING OF PERIOD . . . . . . . . .  $    61,752   $     373
                                               ============  ==========

CASH AT END OF PERIOD . . . . . . . . . . . .  $   110,673   $  61,752
                                               ============  ==========

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
Interest paid . . . . . . . . . . . . . . . .          353           -
Income taxes paid . . . . . . . . . . . . . .            -           -



                             Xtreme Companies, Inc.
                      Consolidated Statement of Operations

                                              2004         2003
                                       ------------  -----------

NET REVENUE . . . . . . . . . . . . .  $   164,712   $        -

COST OF GOODS SOLD. . . . . . . . . .      129,211            -
                                       ------------  -----------
  GROSS PROFIT. . . . . . . . . . . .       35,501            -

OPERATING EXPENSES
Officer compensation. . . . . . . . .      231,929
Investor relations. . . . . . . . . .      183,150            -
Sales commissions . . . . . . . . . .      152,404            -
Directors' fees . . . . . . . . . . .      149,240            -
Writedown of assets . . . . . . . . .       84,821      127,418
Professional fees . . . . . . . . . .       84,654            -
Salaries. . . . . . . . . . . . . . .       65,130            -
Rent. . . . . . . . . . . . . . . . .       54,331            -
Financing inducement fees . . . . . .       41,400            -
Federal grant solicitation. . . . . .       35,357            -
Depreciation and amortization . . . .        1,004           46
Other operating expenses. . . . . . .      207,406      379,648
                                       ------------  -----------
                                         1,290,826      507,112
                                       ------------  -----------

  LOSS FROM OPERATIONS. . . . . . . .   (1,255,325)    (507,112)
                                                     -----------

OTHER INCOME (EXPENSES)
Interest expense. . . . . . . . . . .     (210,207)     (31,319)
                                       ------------  -----------

  LOSS BEFORE INCOME TAXES. . . . . .   (1,465,532)    (538,431)
                                       ------------  -----------

Provision for income taxes. . . . . .            -            -
                                       ------------  -----------

  NET LOSS. . . . . . . . . . . . . .  $(1,465,532)  $ (538,431)
                                       ============  ===========

BASIC AND DILUTED NET LOSS PER SHARE.  $     (0.15)  $    (0.40)
                                       ============  ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING. . . . . . . . . .   10,101,467    1,347,350
                                       ============  ===========


                             Xtreme Companies, Inc.
                  Statements of Changes in Stockholders Equity


                                                                                                                      Total
                                            Common Stock           Additional        Deferred        Accumulated      Stockholders'
                                      Shares         Par .001      Paid in Capital   Compensation    Deficit          Equity

BALANCE, December 31, 2003 . . . . .     7,118,152         7,118         15,555,172       (110,000)     (16,191,539)     (739,249)

Recapitalization upon
reverse merger acquisition . . . . .      (357,577)         (358)            35,780              -                -        35,422

Issuance of common stock
for officer compensation . . . . . .       450,000           450            111,479              -                -       111,929

Issuance of common stock
for consulting services. . . . . . .     1,930,000         1,930            328,342              -                -       330,272

Issuance of common stock
for director's compensation. . . . .       600,000           600            148,640              -                -       149,240

Beneficial conversion feature
on convertible debentures. . . . . .             -             -            185,200              -                -       185,200

Conversion of debts. . . . . . . . .     1,294,581         1,295            340,682              -                -       341,977

Issuance of stock and stock warrants
for debt inducement. . . . . . . . .             -             -            155,888              -                -       155,888

Net loss . . . . . . . . . . . . . .             -             -                  -              -       (1,465,532)   (1,465,532)
                                      -------------  ------------  ----------------  --------------  ---------------  ------------

BALANCE, December 31, 2004 . . . . .    11,035,156   $    11,035   $     16,861,183  $    (110,000)  $  (17,657,071)  $  (894,853)
                                      =============  ============  ================  ==============  ===============  ============

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  Basis  of  Presentation
--------------------------------------

Xtreme Companies was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, the Company changed its name to Xtreme Webworks, the Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newletters. On April 24, 2002, the Company changes its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

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

The accompanying audited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2003 audited financial statements were filed on April 14, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Going  Concern
--------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $313,143 as of December 31, 2004. The Company had operating losses of $1,255,325 and $507,112 in 2004 and 2003, respectively.

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

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of Xtreme Companies, Inc and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

Use  of  Estimates
------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance and useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents
----------------------------
The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Note  Receivable
----------------

During December 2004, the Company providing financing to Challenger Offshore ("Challenger"), a Missouri boat manufacturer. The Company provided this financing in the form of a note receivable. Repayment and interest terms were not determined as of the date of these financial statements. The Company has signed a marketing and distribution agreement with Challenger subsequent to December 31, 2004, as described in the subsequent events footnote herein.

Accounts  Receivable
--------------------
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Inventory
---------
Inventories consist of a variety of wholesale goods purchased for individual resale and are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has written-off its inventory identified for obsolescence in 2004 and 2003, respectively.

Property  &  Equipment
----------------------
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years), tenant improvements (life of the lease - approximately 60 months).


Long-Lived  Assets
------------------

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2004.

Stock  Based  Compensation
--------------------------

SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2004 and December 31, 2003, the
Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue  Recognition
--------------------

The Company recognizes income when the products are received by the customer. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur. Sales returns related to product sales have not been significant in the past.


Net  Loss  Per  Share
---------------------

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for the year ended

Advertising  Costs
------------------

Advertising and promotional activities are expensed when incurred. Total advertising costs were $6,950 and $0 for the years ended December 31, 2004 and 2003, respectively.

Shipping  and  Handling  Costs
------------------------------

Shipping and handling costs are expensed when incurred. The Company recognizes all revenues and change of title to be FOB destination point. All sales are recorded when the products are received by the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $4,591 and $0 for the years ended December 31, 2004 and 2003, respectively.

Income  Taxes
-------------

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

Deferred  tax  assets:
    Net  operating  loss  carryforwards                     $17,657,071
    Valuation  allowance  for  deferred  tax  assets        (17,657,071)
                                                        ---------------
    Net  deferred tax assets                            $             -
                                                            ===========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2004, the Company had net operating loss carryforwards of approximately
$17,657,071 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.



2.     PROPERTY  AND  EQUIPMENT

Property  and equipment at December 31, 2004 and 2003 consists of the following:




                                                   2004     2003
                                                --------  -------
Machinery & equipment. . . . . . . . . . . . .  $ 4,505   $4,505
Furniture and fixtures . . . . . . . . . . . .      985      985
                                                --------  -------
                                                  5,490    5,490
Less accumulated depreciation and amortization   (1,050)     (46)
                                                --------  -------
                                                $ 4,440   $5,444
                                                ========  =======


3.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at December 31, 2004 and 2003 consists of the following:


                         December 31,
                        -------------
                           2004      2003
                  -------------  --------
Accounts payable  $     173,289  $330,632
Accrued expenses        216,226    90,945
                  -------------  --------
                  $     389,515  $421,577
                  =============  ========


                        See independent auditors' report.


4.     CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

During the quarter ended March 31, 2004, the Company issued a total of $146,000 worth of 6%, 5-Year Term, Convertible Debentures. The Debentures pay six percent (6%) cumulative interest and are subject to automatic conversion at the end of five years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended March 31, 2004 has been recorded is interest expense in the amount of $36,500.

During the quarter ended September 30, 2004, the Company issued a total of $232,000 worth of 10%, 5-Year Term, Convertible Promissory Notes. The Promissory Notes pay ten percent (10%) cumulative interest and are subject to automatic conversion at the end of five years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at varying discounts to the market price of the Company's common stock. Management has estimated the average discount to be 30% of the market price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debenture for the quarter ended September 31, 2004 has been recorded is interest expense in the amount of $69,600.

During the quarter ended December 31, 2004, the Company issued a discounted total of $316,400 worth of 8%, 5-Year Term, Convertible Debentures. The total discount in the amount of $52,700 is amortized over the 5-year term of the debentures. The holders of the debentures are also granted stock of 1,400,000 shares of common stock. The value of the stock was $154,000, which is amortized over the 5 year term of the debentures. Total amortization related to these particular convertible debentures and warrants was $338 for the year ended December 31, 2004. The warrants associated with the convertible debenture are not detachable. The Debentures shall pay eight percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debentures for the quarter ended December 31, 2004 has been recorded in the amount of $79,100, equal to 25% of the face value of each note.

5.     COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, that such litigation and claims will be resolved without a material effect on the Company's financial position.

6.     CAPITAL  STOCK  TRANSACTIONS

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

During the year ended December 31, 2004, the following common stock transactions were made:

The Company issued 450,000 shares of the Company's common stock to an officer of the Company as compensation valued at $111,929 and agreed to issue an additional 1,930,000 shares for various services totaling $330,272.

The Company issued 600,000 shares of the Company's common stock for directors' compensation amounting to $149,240.

The Company issued 1,294,581 shares of the Company's common stock for the conversion of $341,977 in debts incurred in previous years.
The Company agreed to issue 1,400,000 shares of the Company's common stock, valued at $154,000 to a majority stockholder as an inducement to provide financing to the Company. The Company also issued 38,400 warrants to purchase common stock, valued at $1,888, to a majority stockholder. The warrants have a strike price of $.11 a share and are exercisable at any time over a five year term beginning December 15, 2004.


7.     RENTS

The Company occupies office space on a month to month basis as a tenant-at-will, in Stanton, California. The Company has occupied this office space since October 2003. Rents are scheduled at $1,695 a month.


8.     SUBSEQUENT  EVENTS

On March 1, 2005, the Company entered into a Marketing and Distribution Agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore ("Challenger"), and Ronald DiBartolo and Gailynn DiBartolo, the owners of all of the outstanding shares of common stock of Marine Holdings, Inc.

Pursuant to the Marketing and Distribution Agreement, the Company will administer all marketing and sales efforts and be the exclusive distributor of leisure, fishing and performance boats manufactured by Challenger. The Company will offer our key personnel, resources and capital to Challenger to facilitate the sales of Challenger's products through dealer networks, industry trade shows, directly selling and other distributors. All purchase orders will flow through us and will be immediately assigned to Challenger for fulfillment. Challenger will procure all inventory and assume responsibility for the shipping and delivery of all of its products ordered by the purchaser. The Company will receive a five percent cash commission, based on the total sales price as represented on purchase orders received by us or Challenger for all product sales.

The Company will pay five percent of the total outstanding shares of Xtreme on the closing date to Challenger for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement. Furthermore, Challenger will offer the option to us to purchase one-hundred percent of the outstanding shares of the Challenger shares upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of December 31, 2004, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.


NAME                        AGE       POSITION

Kevin  Ryan                 33        Chief  Executive  Officer  and  Director
Barrett  Evans              33        Director,  Interim Chief Financial Officer
Michael  Novielli           40        Director,  Chairman
Douglas  Leighton           36        Director
Theodore  Smith             28        Director,  Secretary


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

EMPLOYMENT  AGREEMENTS

We have an employment agreement with Kevin Ryan, our Chief Executive Officer, on a monthly salary of $10,000. Mr. Ryan was given a 450,000 shares of our common stock. He was also given a bonus package that included a 5% commission override on the gross dollar total of every boat sold during each quarter. The bonus money will be paid on the last day of each quarter. His employment is at will. He may terminate this employment relationship at any time for any reason with or without cause.

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

SECTION  16(A)BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2004.

During 2003, Barrett Evans filed a report of Form 3 for his indirect ownership of shares beneficially owned by eFund Capital Partners, LLC and eFund Small-Cap Fund, L.P. late. Except for this late filing, we believe that all other Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is filed with our Report on Form 10-KSB for the period ending December 31, 2003 as
Exhibit  14.1.

ITEM  10.  EXECUTIVE  COMPENSATION.



                                       Annual                                             Long Term
                                       Compensation                                       Compensation
                                                                                    Awards                      Payouts
                                                                  Other      Restricted   Securities
                                                                  Annual     Stock        Underlying     LTIP        All Other
Name and Principal Position  Year (1)  Salary ($)      Bonus ($)  Comp. ($)  Awards ($)   Options/SARs   Payout ($)  Comp. ($)

Kevin Ryan
CEO and Director. . . . . .      2004  $4,500 (1) (2)          0          0     111,929               0           0           0
Donald Bradly . . . . . . .      2003  $     0.00 (1)          0          0       n     0             0           0           0
                                 2002  $     0.00 (1)          0          0            0              0           0           0


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

(2)     Mr. Ryan was granted 150,000 shares that were registered pursuant to Form S-8 for his participation  as  a  member  of  our board  of  directors  on  January  7,  2004.


DIRECTORS  COMPENSATION

On February 13, 2004, we issued 150,000 registered shares of our common stock to three directors for services. On February 27, 2004, we issued 150,000 registered shares of our common stock to one director for services. On the same date we issued our director and CEO, Kevin Ryan, 150,000 registered shares and 300,000 restricted shares. We do not have a formal plan to compensate our directors. During the three months ended March 31, 2004, we issued 950,000 shares of common stock for board compensation amounting to $260,569.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2004, by each person known by us to own beneficially more than 5% of each class, by each of our Directors and Executive Officers and by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


                                NAME AND ADDRESS
                               OF BENEFICIAL OWNER

                                        COMMON SHARES  PERCENTAGE
                                        BENEFICIALLY   OWNED
                                        OWNED
Kevin Ryan, CEO and Director (a) . . .        450,000        4.08%
Barrett Evans , Director(b). . . . . .      4,705,297       42.64%
Michael Novielli , Director(c) . . . .      2,837,500       25.71%
Douglas Leighton, Director (d) . . . .      2,837,500       25.71%
Ted Smith, Director (e). . . . . . . .        130,000        1.18%

eFund Capital Partners, LLC(f) . . . .      3,079,297       27.90%
eFund Small-Cap. Fund(g) . . . . . . .      1,496,000       13.56%
Dutchess Private Equities Fund, LP (h)        966,667        8.76%


All Directors and Officers as a group.      8,122,797       73.61%

The number of shares of common stock issued and outstanding on December 31, 2004 was 11,035,156 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2004, plus shares of common stock subject to options held by such person on December 31,2004 and exercisable within 60 days thereafter.

(a) Mr. Ryan has sole voting and dispositive power of 450,000 shares of common stock t. Mr. Ryan's address is c/o Xtreme Companies, Inc., 11782 Western Ave. Unit 18, Stanton, CA 90680.

(b) Mr. Evans has sole voting and dispositive power 130,000 shares issued to him January 2004 , Mr. Evans is also the managing member of eFund Capital Partners, LLC and has indirect ownership of 2,439,297 shares in that entity. Also, Mr. Evans is managing partner of eFund Small-Cap fund and has indirect control of 1,496,000 shares in that entity. As of December 31, 2004, eFund Small Cap. Fund , L.P owns $96,000 of convertible debentures. The Debentures are convertible into our common stock at the lesser of 75% or 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2004, the debenture was convertible into 640,000 shares of our common stock based on the Debenture Conversion formula. Mr. Evan's address is 301 East Ocean B, Long Beach, CA 90802.

(c) Mr. Novielli has sole voting and dispositive power of 137,500 shares. Mr. Novielli is a member of our board of directors. As of December 31, 2004, Dutchess Private Equity Fund, L.P and Dutchess Private Equities Fund, II, LP own $360,000 whereby we issued a convertible debenture. The Debentures are convertible into our common stock at the lesser of 75% or 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2004, the debenture was convertible into 2,400,000 shares of our common stock based on the Debenture Conversion formula. Dutchess Private Equities Fund, LP purchased the Debenture. Mr. Novielli is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP which owns an additional 300,000 shares. Mr. Novielli's address is 1110 Rt. 55, Suite 206, LaGrangeville, NY 12540.

(d) Mr. Leighton has sole voting and dispositive power of 137,500 shares. Mr. Leighton is a member of our board of directors. As of December 31, 2004, Dutchess Private Equity Fund, L.P and Dutchess Private Equities Fund, II, LP own $360,000 whereby we issued a convertible debenture. The Debentures are convertible into our common stock at the lesser of 75% or 80% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average bid prices of the common stock for the twenty trading days prior to closing. As of December 31, 2004, the debenture was convertible into 2,400,000 shares of our common stock based on the Debenture Conversion formula. Dutchess Private Equities Fund, LP purchased the Debenture. Mr. Novielli is a managing member of Dutchess Capital Management, LLC which acts as general partner to Dutchess Private Equities Fund, LP which owns an additional 300,000 shares. Mr. Leighton's address is 312 Stuart St, Third Floor, Boston, MA 02116.

(e) Mr. Smith has sole voting and dispositive power of 130,000 shares. Mr. Smith is a member of our board of directors. Mr. Smith's address is 312 Stuart St,
Third  Floor,  Boston,  MA  02116

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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On February 18, 2004, we entered into an investment agreement with eFund Capital Partners, LLC for $28,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On February 18, 2004, we entered into an investment agreement with Preston Capital Partners, LLC for $28,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $20,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, we entered into an investment agreement with eFund Capital Partners, LLC for $18,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On December 23, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $240,000 whereby we issued a convertible debenture. The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

ITEM  13.  EXHIBITS.
(a)  Exhibits.

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
2.1 Agreement and Plan of Reorganization between the Company and Rockwell Power Systems, dated October 1, 2003 (included as Exhibit 2.1 to the Form 8-K filed on October 9, 2003, and incorporated herein by reference).

3.1 Articles of Incorporation (included as Exhibit 3.1 to the Form 10-SB12G/A.filed November 7, 2000, and incorporated herein by reference).

3.2 By-laws (included as Exhibit 3.2 to the Form 10-SB filed November 7, 2000, and incorporated herein by reference).

4.1 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated October 1, 2003 (included as Exhibit 4.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.2 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated October 1, 2003 (included as Exhibit 4.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.3 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated October 18, 2004 (filed herewith).

4.4 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated October 18, 2004 (filed herewith).

4.5 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated December 23, 2004 (filed herewith).

10.1 Employment Agreement between the Company and Kevin Ryan, dated October 30, 2003 (included as Exhibit 10.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.2 Consulting Agreement between the Company and Calicorp, dated October 1, 2003 (included as Exhibit 10.3 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.3 Subscription Agreement between the Company and Dutchess Private Equity Fund, LP, dated October 1, 2003 (included as Exhibit 10.4 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.4 Subscription Agreement between the Company and eFund Capital Partners, dated October 1, 2003 (included as Exhibit 10.5 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.5 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated October 1, 2003 (included as Exhibit 10.6 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.6 Registration Rights Agreement between the Company and eFund Small Cap Fund, LP, dated October 1, 2003 (included as Exhibit 10.7 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.7 Lease Agreement between the Company and Corning Garden Grove, LLC, dated November 5, 2003 (included as Exhibit 10.8 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.8 Lease Agreement between the Company and Marlborough Square Equities, LLC, dated December 1, 2003 (included as Exhibit 10.9 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.9 Consulting Agreement between the Company and Dutchess Advisors, dated October 1, 2003 (included as Exhibit 10.10 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.10 Consulting Agreement between the Company and Lane Longhurst, dated October 28, 2003 (included as Exhibit 10.11 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.11 Consulting Agreement between the Company and Gordon McGilton, dated October 28, 2003 (included as Exhibit 10.12 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.12 Registration Rights Agreement between the Company and eFund Capital Partners, LP, dated February 18, 2004 (included as Exhibit 10.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.13 Registration Rights Agreement between the Company and Preston Capital Partners, LP, dated February 3, 2004 (included as Exhibit 10.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

10.14 Consulting Agreement between the Company and Douglas Leighton, dated January 15, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 4, 2004, and incorporated herein by reference).

10.15 Consulting Agreement between the Company and Michael Novielli, dated January 15, 2004 (included as Exhibit 10.2 to the Form S-8 filed February 4, 2004, and incorporated herein by reference).

10.16 Consulting Agreement between the Company and Theodore J. Smith, dated February 6, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.17 Consulting Agreement between the Company and Jeffrey Conrad, dated February 6, 2004 (included as Exhibit 10.2 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.18 Letter of Agreement between the Company and Roean Industries, Inc., dated February 26, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 27, 2004, and incorporated herein by reference).

10.19 Non-Employee Directors and Consultants Retainer Stock Plan, dated October 2, 2003 (included as Exhibit 4 to the Form S-8 filed October 17, 2003, and incorporated herein by reference).

10.20 Fire rescue jet sale agreement between the Company and Barb Weir, dated July 1, 2004 (included as Exhibit 10.20 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.21 License Agreement between the Company and Albert Mardikian, dated June 2, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed August 25, 2004, and incorporated herein by reference).

10.22 Consulting Agreement between the Company and TGR Group, LLC, dated January 27, 2004 (included as Exhibit 10.22 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.23 Sales Agreement between the Company and Jackson County Fire Department, dated July 7, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.24 Subordinated Convertible Promissory Note between the Company and Lenders (included as Exhibit 10.24 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.25 Marketing and Distribution Agreement between the Company and Marine Holdings, Inc., dated March 1, 2005 (included as Exhibit 10.1 to the 8-K filed
March  4,  2005,  and  incorporated  herein  by  reference).

14.1 Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Jaspers Hall & Johnson were our primary auditors for the fiscal year ended December 31, 2004. Beckstead and Watts, LLP performed the year end audit on Form 10-KSB for the year ended December 31, 2003.

AUDIT  FEES

Beckstead & Watts, LLP's audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Beckstead and Watts, LLP.
billed  us  a  total  of  $6,800  for  the  fiscal year ended December 31, 2003

For Jaspers Hall & Johnson audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Jaspers Hall & Johnson, LLP, Inc. billed us a total of $10,750 for the fiscal year ended December 31, 2004

AUDIT RELATED FEES

None.

TAX  FEES

None.

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

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining Jaspers Hall & Johnson LLP's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stanton, State of California on the 15th day of April, 2005.

XTREME  COMPANIES,  INC.



          /s/  Kevin  Ryan
          ----------------
By:       Kevin  Ryan
          President  and  Chief  Executive  Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



SIGNATURE                       TITLE                              DATE
/s/  Kevin  Ryan          Director,  President,  and
----------------          Chief  Executive  Officer              April  15, 2005
Kevin  Ryan


/s/  Barrett  Evans         Director  and
-----------------         Interim  Chief  Financial  Officer
Barrett  Evans            (Principal  Accounting  Officer)        April 15, 2005


/s/  Michael  A.  Novielli
-----------------------   Chairman  of  the  Board  of  Directors
Michael  A.  Novielli                                            April  15, 2005


/s/  Douglas  H.  Leighton
-----------------------   Director
Douglas  H.  Leighton                                            April  15, 2005


/s/  Theodore  J.  Smith
---------------------     Director
Theodore  J.  Smith                                              April  15, 2005