Form 10QSB
period 2005-03-31
XTREME COMPANIES INC
filed 2005-05-16
CIK 1114908

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

                             XTREME COMPANIES, INC.
                             ----------------------


           Nevada                                         88-0394012
 (State  or  other  jurisdiction  of                       (IRS  Employer
incorporation  or  organization)                      Identification  No.)


 11782  Western  Ave.,  Unit  18
    Stanton,  California                                      90680
 (Address  of  principal  executive  offices)                  (Zip  Code)


                             (714)  895-0944
                       Issuer's  Telephone  Number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At March 31, 2005, we had 17,293,119 shares of Common Stock issued and outstanding, $.001 par value.

Transitional  Small  Business  Disclosure  Format  (check  one):  YES [ ] NO [X]

                             XTREME COMPANIES, INC.

                              TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements                                             1-9

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.   9

Item  3.  Controls  and  Procedures.                                         12


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings                                                 13

Item  2.  Unregistered Sales of Equity Securities and Use of  Proceeds       13

Item  3.  Defaults  Upon  Senior  Securities.                                13

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders        13

Item  5.  Other  Information                                                 13

Item  6.  Exhibits  and  Reports  on  Form  8-K                              13




                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                             XTREME COMPANIES, INC.

                              Financial Statements
                    For the Three-Months Ended March 31, 2005

                                   (Unaudited)


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Xtreme  Companies,  Inc.


We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of March 31, 2005 and the related statements of operations and cash flows for the three months ended March 31, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 13, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
May  13,  2005





                             XTREME COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


                             XTREME COMPANIES, INC.


                                TABLE OF CONTENTS


                                                        PAGE

INDEPENDENT ACCOUNTANTS' REPORT                             1

BALANCE SHEETS                                              2

STATEMENTS OF OPERATIONS                                    3

STATEMENTS OF CASH FLOWS                                    4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                5

NOTES TO FINANCIAL STATEMENTS                             6-9


                          XTREME COMPANIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                        March 31, 2005 and 2004
                             (UNAUDITED)


ASSETS
                                                                2005           2004
                                                        -------------  -------------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      6,066   $     40,867
Note receivable. . . . . . . . . . . . . . . . . . . .       526,176              -
Prepaid expenses . . . . . . . . . . . . . . . . . . .         2,955          7,469
Other current assets . . . . . . . . . . . . . . . . .        29,674              -
                                                        -------------  -------------

   TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .       564,871         48,336
                                                        -------------  -------------

NET PROPERTY & EQUIPMENT . . . . . . . . . . . . . . .         4,213          5,169
                                                        -------------  -------------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $    569,084   $     53,505
                                                        =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses. . . . . . . . .  $    434,265   $    270,927
Payroll tax liabilities. . . . . . . . . . . . . . . .       117,875        118,375
Convertible debts. . . . . . . . . . . . . . . . . . .        90,000         60,927
Deferred revenues. . . . . . . . . . . . . . . . . . .        48,000              -
                                                        -------------  -------------

     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .       690,140        450,229
                                                        -------------  -------------

LONG TERM LIABILITIES
Convertible debts, less current portion. . . . . . . .       871,839        246,750
                                                        -------------  -------------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .     1,561,979        696,979
                                                        -------------  -------------

COMMITMENTS AND CONTINGENCIES, NOTE 6

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 17,293,119 shares issued
  and outstanding at March 31, 2005. . . . . . . . . .        17,293          9,640
Additional paid-in capital . . . . . . . . . . . . . .    17,780,842     16,212,994
Deferred compensation. . . . . . . . . . . . . . . . .      (110,000)      (110,000)
Accumulated deficit. . . . . . . . . . . . . . . . . .   (18,681,030)   (16,756,108)
                                                        -------------  -------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . .      (992,895)      (643,474)
                                                        -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .  $    569,084   $     53,505
                                                        =============  =============
See accompanying notes to financial statements

                                             1





                             XTREME COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)


                                              2005         2004
                                       ------------  -----------

NET REVENUE . . . . . . . . . . . . .  $    68,000   $   94,051

COST OF GOODS SOLD. . . . . . . . . .       59,066       46,918
                                       ------------  -----------
  GROSS PROFIT. . . . . . . . . . . .        8,934       47,133

OPERATING EXPENSES
Consutling fees . . . . . . . . . . .      334,365      149,240
Marketing . . . . . . . . . . . . . .       83,941            -
Investor relations. . . . . . . . . .       78,935       85,930
Consulting fees . . . . . . . . . . .       22,000            -
Professional fees . . . . . . . . . .       21,100       45,860
Sales commissions . . . . . . . . . .       12,000        9,900
Rent. . . . . . . . . . . . . . . . .       10,796       12,527
Officer compensation. . . . . . . . .       10,000      117,929
Depreciation and amortization . . . .          227          275
Writedown of assets . . . . . . . . .            -       84,821
Salaries. . . . . . . . . . . . . . .            -       18,986
Other operating expenses. . . . . . .       30,499       49,672
                                       ------------  -----------
                                           603,863      575,140
                                       ------------  -----------

  LOSS FROM OPERATIONS. . . . . . . .     (594,929)    (528,007)

OTHER INCOME (EXPENSES)
Interest expense. . . . . . . . . . .     (429,030)     (36,562)
                                       ------------  -----------

  LOSS BEFORE INCOME TAXES. . . . . .   (1,023,959)    (564,569)
                                       ------------  -----------

Provision for income taxes. . . . . .            -            -
                                       ------------  -----------

  NET LOSS. . . . . . . . . . . . . .  $(1,023,959)  $ (564,569)
                                       ============  ===========

BASIC AND DILUTED NET LOSS PER SHARE.  $     (0.08)  $    (0.06)
                                       ============  ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING. . . . . . . . . .   12,809,985    9,463,901
                                       ============  ===========
See accompanying notes to financial statements

                                             2





                             XTREME COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)


                                                          2005        2004
                                                   ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . .  $(1,023,959)  $(564,569)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . .       15,603         275
Writedown of assets . . . . . . . . . . . . . . .            -      84,821
Issuance of stock for services. . . . . . . . . .       83,591     341,363
Issuance of stock for directors' fees . . . . . .      334,365           -
Issuance of stock or warrants for debt inducement      250,774           -
Debt conversion feature expense . . . . . . . . .      142,500           -
(Increase) decrease in current assets:. . . . . .            -
Note receivable . . . . . . . . . . . . . . . . .     (381,571)          -
Deposits. . . . . . . . . . . . . . . . . . . . .            -      10,000
Other current assets. . . . . . . . . . . . . . .         (160)          -
Increase (decrease) in current liabilities:
   Accrued expenses and accounts payable. . . . .       44,750     (38,775)
   Payroll tax liabilities payable. . . . . . . .         (500)          -
   Deferred revenues. . . . . . . . . . . . . . .      (20,000)          -
                                                   ------------  ----------

NET CASH USED IN OPERATING ACTIVITIES . . . . . .     (554,607)   (166,885)
                                                   ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable . . . . . . . . . . .            -     146,000
Proceeds from related party convertible debts . .      450,000           -
                                                   ------------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES . . . .      450,000     146,000
                                                   ------------  ----------

NET INCREASE IN CASH. . . . . . . . . . . . . . .     (104,607)    (20,885)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . .  $   110,673   $  61,752
                                                   ============  ==========

CASH AT END OF PERIOD . . . . . . . . . . . . . .  $     6,066   $  40,867
                                                   ============  ==========

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
Interest paid . . . . . . . . . . . . . . . . . .           55          62
Income taxes paid . . . . . . . . . . . . . . . .            -           -

See accompanying notes to financial statements

                                             3





                                                   XTREME COMPANIES, INC.
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                                         (UNAUDITED)


                                      Total
                                      Common Stock  Additional   Deferred      Accumulated     Stockholders'
                                      Paid in
                                      Shares        Par .001     Capital       Compensation    Deficit          Equity

BALANCE, December 31, 2004 . . . . .    11,035,156       11,035   16,861,183        (110,000)     (17,657,071)     (894,853)

Recapitalization upon
reverse merger acquisition . . . . .        59,687           60          (60)              -                -             -

Issuance of common stock
for consulting services. . . . . . .       557,275          557       83,034               -                -        83,591

Issuance of common stock
for director's compensation. . . . .     2,229,101        2,229      332,136               -                -       334,365

Beneficial conversion feature
on convertible debentures. . . . . .             -            -      142,500               -                -       142,500

Conversion of debts. . . . . . . . .       340,074          340       36,938               -                -        37,278

Issuance of stock and stock warrants
for debt inducement. . . . . . . . .     3,071,826        3,072      325,111               -                -       328,183

Net loss . . . . . . . . . . . . . .             -            -            -               -       (1,023,959)   (1,023,959)
                                      ------------  -----------  ------------  --------------  ---------------  ------------

BALANCE, March 31, 2005. . . . . . .    17,293,119  $    17,293  $17,780,842   $    (110,000)  $  (18,681,030)  $  (992,895)
                                      ============  ===========  ============  ==============  ===============  ============
See accompanying notes to financial statements

                                             4


                             XTREME COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  Basis  of  Presentation
--------------------------------------

Xtreme Companies was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, 2003, the Company changed its name to Xtreme Webworks, the Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newletters. On April 24, 2002, the Company changes its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

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

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2004 audited financial statements were filed in the Company's Form 10-KSB on April 15, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Going  Concern
--------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $125,269 as of March 31, 2005. The Company had operating losses of $594,929 and $528,007 for the three months ended March 31, 2005 and 2004, respectively.

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

Note  Receivable
----------------
During December 2004 and throughout the three months ended March 31, 2005, the Company providing financing totaling $526,176 to Challenger Offshore
("Challenger"), a Missouri boat manufacturer. The Company provided this financing in the form of a note receivable. Repayment and interest terms were not determined as of the date of these financial statements.
The Company signed a marketing and distribution agreement on March 1, 2005 with Challenger as described in Note 8 herein.

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

Inventory
---------
Inventory consists of a variety of wholesale goods purchased for individual resale and are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has written-off its inventory identified for obsolescence in 2004.

Property  &  Equipment
----------------------
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years), tenant improvements (life of the lease - approximately 60 months).


Long-LivedAssets
----------------
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2004.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2005 and March 31, 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Shipping  and  Handling  Costs
------------------------------
Shipping and handling costs are expensed when incurred. The Company recognizes all revenues and change of title to be FOB destination point. All sales are recorded when the products are received by the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $5,934 and $0 for the three months ended March 31, 2005 and 2004, respectively.

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


Deferred tax assets:
    Net operating loss carryforwards                 $18,681,030
    Valuation allowance for deferred tax assets      (18,681,030)
                                                 ---------------
    Net deferred tax assets                     $              -
                                                 ===============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2005, the Company had net operating loss carryforwards of approximately $18,681,030 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


2.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  March 31, 2005 and 2004 consists of the following:





                                                   2005     2004
                                                --------  -------
Machinery & equipment. . . . . . . . . . . . .  $ 4,505   $4,505
Furniture and fixtures . . . . . . . . . . . .      985      985
                                                --------  -------
                                                  5,490    5,490
Less accumulated depreciation and amortization   (1,277)    (321)
                                                --------  -------
                                                $ 4,213   $5,169
                                                ========  =======





2.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at March 31, 2005 and 2004 consists of the following:




                  December 31,
                           2003
                  -------------
                           2005      2003
                  -------------  --------
Accounts payable  $     213,761  $197,908
Accrued expenses        220,504    73,019
                  -------------  --------
                  $     434,265  $270,927
                  =============  ========




4.     CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

During the quarter ended March 31, 2005, the Company issued a discounted total of $570,000 worth of 8%, 5-Year Term, Convertible Debentures. The total discount in the amount of $95,000 is amortized over the 5-year term of the debentures. Total amortization related to these particular convertible debentures and warrants was $15,376 for the three months ended March 31, 2005. The warrants associated with the convertible debenture are not detachable. The Debentures shall pay eight percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a)
75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debentures for the three months ended March 31, 2005 has been recorded in the amount of $142,500, equal to 25% of the face value of each note.

5.     COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------
None.

6.     CAPITAL  STOCK  TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $.001. On September 26, 2003, Xtreme's Board of Directors declared a 100-for-one reverse stock split of outstanding common stock effective September 26, 2003 and amended the articles of incorporation to increase the authorized capital shares to 100,000,000. On January 30, 2004, Xtreme's Board of Directors declared a 10-for-1 reverse split of the outstanding common stock effective January 30, 2004.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

During the three months ended March 31, 2005, the following common stock transactions were made:

The Company issued 59,687 shares of the Company's common stock in connection with the merger with Rockwell Power Systems in 2003, and were accounted for during the merger of Rockwell International and Xtreme Companies; therefore, there was no additional expense associated with the issuance of these shares to be included in the report for three months ended March 31, 2005.

The Company issued 557,275 shares of the Company's common stock in connection with the marketing and distribution agreement effective March 1, 2005, with Challenger, amounting to $83,591.

The Company issued 2,229,101 shares of the Company's common stock for directors' compensation amounting to $334,365.

The Company issued 340,074 shares of the Company's common stock for the conversion of $37,278 in debts incurred in previous years.

The Company issued 3,071,826 shares of the Company's common stock to majority stockholders as an inducement to provide financing to the Company, amounting to $328,183.

The Company issued warrants to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at .08 per share. The warrants expire on March 18, 2010.

The Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 7, 2005, the Company issued 1,671,826 shares to eFund Capital Partners, LLC as an inducement for an investment in the Company. The shares were valued at $256,774.

7.     RENTS

The Company occupies office space on a month to month basis as a tenant-at-will, in Stanton, California. The Company has occupied this office space since October 2003. Rents are scheduled at $1,695 a month.


8.     MARKETING  AND  DISTRIBUTION  AGREEMENT

On March 1, 2005, the Company entered into a Marketing and Distribution Agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore ("Challenger"), and Ronald DiBartolo and Gailynn DiBartolo, the owners of all of the outstanding shares of common stock of Challenger.

Pursuant to the Marketing and Distribution Agreement, the Company will administer all marketing and sales efforts and be the exclusive distributor of leisure, fishing and performance boats manufactured by Challenger. The Company will offer its key personnel, resources and capital to Challenger to facilitate the sales of Challenger's products through dealer networks, industry trade shows, directly selling and other distributors. All purchase orders will flow through the Company and will be immediately assigned to Challenger for fulfillment. Challenger will procure all inventory and assume responsibility for the shipping and delivery of all of its products ordered by the purchaser. The Company will receive a five percent cash commission, based on the total sales price as represented on purchase orders received by the Company or Challenger for all product sales.

The Company will pay five percent of the total outstanding shares of Xtreme on the closing date to Challenger for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement. Furthermore, Challenger will offer the option to the Company to purchase one-hundred percent of the outstanding shares of the Challenger shares upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The discussion and financial statements contained herein are for the three months ended March 31, 2004 and March 31, 2003. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiaries serve; competition from others in the markets and industry segments occupied by us and our subsidiaries; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We design and manufacture high-performance commercial boats used by fire, police, and military personnel for fire, rescue, and patrol. We are a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble our products in-house. Our products combine innovative designs with power, safety, handling, and stability to create boats designed to protect and save lives. We market our low cost, rapid response boats directly to municipalities and other government agencies, such as fire departments, police departments, city port-authorities, and the military.

We are a publicly traded company, which trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "XTME".

The address of our principal executive office is 11782 Western Avenue, Unit 18, Stanton, California 90680. Our telephone number is (714) 895-0944. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

Our boats combine power, safety, handling, and stability in rough water along with high-speed performance. The innovative patents and patents-pending that we license, give the boats eye-catching visual market retention, and a competitive advantage in the boating industry, home defense, and world markets.

The unique convergence of design and technology give our boats the ability to be highly maneuverable in as little as ten inches of water, essential in areas where submerged objects such as street signs, vehicles or rocks will interfere with other craft. Even with a full crew and injured passengers, the boat stays high on the water, affording a speedy and safe access and egress.

The boats are quick-response craft that can be easily transported to emergency areas. The hulls incorporate patented "V" shaped hull designs, and are built using hand laid "S" glass which produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls; this combination provides for extraordinary stability and handling in rough waters and at high speeds.

PRODUCT  SPECIFICATIONS
-----------------------


         Load        Fuel        Towing       Passenger
Model    Capacity    Capacity    Capacity     Capacity
-------  ----------  ----------  -----------  ---------

12 Foot  2,200 lbs.  32 gallons   7,000 lbs.       5
15 Foot  5,500 lbs.  58 gallons  10,000 lbs.       6

We currently offer two commercial boats which are similar in design but distinct in function. Each model comes equipped with Mercury Marine Sport Jet 175 XR2 two stroke engines that generate 175 horse power and Mercury Marine single stage axial flow jet pumps. We have also developed new models for California and international markets that no longer allow two stroke motors. We have redesigned the boat to accept power systems which meet the strict emissions standards in California and the year 2006 emissions requirements mandated by the United States Environmental Protection Agency. The boats come with a two-year warranty on the engine, the fuel system, and the electrical system, as well as a five-year warranty on the hull.

PATROL  RESCUE  JET
-------------------

The Patrol Rescue Jet is designed to provide security in harbors and inland waterways. With a speed of up to 55 miles per hour, the Patrol Rescue Jet can deliver law enforcement and emergency assistance to virtually any location on or around the water. This boat is available in either a 12 or 15 foot design.

FIRE  AND  RESCUE  JET
----------------------

The Fire and Rescue Jet is designed to fight fires on the water and near shorelines. The Fire Rescue Jet comes equipped with a patented water pump that can supply up to 750 gallons of water per minute. The Fire and Rescue Jet is uniquely designed so one person can control the boat and fire apparatus. This boat is also available in either a 12 or 15 foot design.

MARKETING  AND  DISTRIBUTION  AGREEMENT
---------------------------------------

On March 1, 2005, we signed an exclusive distribution and marketing agreement with Marine Holdings, Inc. d/b/a Challenger Offshore. Challenger offers a line of high performance cabin cruisers, and fishing boats. We agreed to assist in the distribution efforts for Challenger Offshore to new dealers and to consult on certain aspects of the manufacturing process. Challenger manufactures most of their models in their Washington, MO headquarters. We intend to sell the Challenger boats to dealers and the dealers will place orders for the Challenger Boats, if any, with us.

THREE  MONTHS  ENDED  MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2004

NET  REVENUES
-------------

We generated consolidated revenues for the three months ended March 31, 2005 of $68,000 as compared to $94,051 for the three months ended March 31, 2004. The decrease in revenue is due to our decrease in fire boats sales.

COST  OF  REVENUE
-----------------

We incurred Cost of Revenue of $59,066 for the three months ended March 31, 2005 as compared to $46,918 for the three months ended March 31, 2004. The Cost of Revenue is due to materials and labor for construction of our boats.

OPERATING  EXPENSES
-------------------

We incurred costs of for the three months ended March 31, 2005 of $594,929 as compared to $528,007 for the three months ended March 31, 2004. The increase in Operating Expenses in the current period is primarily due to the increase in consulting fees paid for the marketing agreement with Challenger Offshore. We also incurred increase marketing costs for the development of a campaign for Challenger Offshore's line of boats.

Net  loss
---------

We had a net loss of $1,023,959 for the three months ended March 31, 2005 as compared to a net loss of ($564,569) for the three months ended March 31, 2004. The Net Loss increased due to higher operating expenses as described above.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended March 31, 2005 was ($0.08) as compared to ($0.06) for the three months ended March 31, 2004. The Net Loss increased to to a higher Net Loss.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of March 31, 2005, we had total Current Assets of $564,871 as compared to $48,336 for the three months ended March 31, 2004. The increase is due to the note receivable from Challenger Offshore. Current Liabilities of $690,140 as compared to $450,229 in the three months ended March 31, 2004. The increase in liabilities was due to an increase in Accounts Payable and Convertible Debentures issued by the Company. Cash and cash equivalents were $6,066 as of March 31, 2005 as compared to $40,867 at March 31, 2004. The Company decrease in cash is due to the increase in production and marketing for Challenger Offshore. Our Stockholder's Deficit at March 31, 2005 was ($992,895) as compared to ($643,474) for the three months ended March 31, 2004. The increase in Stockholders Deficit is due to the issuance of new shares in the first quarter of 2005.
..

We had a net usage of cash due to operating activities in March 31, 2005 of ($554,607), as compared to ($166,885) during the three months ended March 31, 2004. The higher use of cash from operating activities is due to the higher Net Loss and increase in Note Receivable. We had net cash provided by financing activities of $450,000 and $146,000 in the three months ended March 31, 2005 and 2004, respectively. The increase is primarily due to the issuance of debentures. We had $0 from borrowings in the three months ended March 31, 2005 as compared to $0 in the corresponding period last year.

FINANCING  ACTIVITIES
---------------------

On January 3, 2005, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on January 3, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 8, 2005, we issued convertible debentures of $120,000 to Dutchess Private Equities Fund, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on January 3, 2010.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 9, 2005, we issued a promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $90,000. The Note carries an interest rate of 0% per year and was due on April 11, 2005. We have not paid any amounts to Dutchess as of March 31, 2005.

On March 10, 2005, we issued convertible debentures of $60,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on March 10, 2010

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 18, 2005, we issued convertible debentures of $60,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on March 10, 2010.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at .08 per share. The warrant has a term of five years.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933, "Securities Act", registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

SUBSIDIARY

As  of  March  31,  2005,  we  had  one  subsidiary,  First  Responders,  Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On January 3, 2005, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on January 3, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 7, 2005, we issued 557,275 to Ron DiBartolo, CEO of Challenger Offshore pursuant to a marketing agreement we entered into on March 4, 2005.

On March 7, 2005, we issued 2,229,101 shares to Dutchess Advisors, LLC for consulting services.

On March 7, 2005, we issued 1,671,826 shares to eFund Capital Partners, LLC as an inducement for an investment in the Company.

On March 8, 2005, we issued convertible debentures of $120,000 to Dutchess Private Equities Fund, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on January 3, 2010

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 10, 2005, we issued convertible debentures of $60,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on March 10, 2010

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at .08 per share. The warrant has a term of five years.

On March 18, 2005, we issued convertible debentures of $60,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on March 10, 2010.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at .08 per share. The warrant has a term of five years.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933, "Securities Act", registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

Exhibit
Number          Description  of  Exhibit
-------         -----------------------


2.1 Agreement and Plan of Reorganization between the Company and Rockwell Power Systems, dated October 1, 2003 (included as Exhibit 2.1 to the Form 8-K filed October 9, 2003, and incorporated herein by reference).

3.1 Articles of Incorporation (included as Exhibit 3.1 to the Form 10-SB12G/A filed November 7, 2000, and incorporated herein by reference).

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

4.3 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated October 18, 2004 (included as Exhibit 4.3 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.4 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated October 18, 2004 (included as Exhibit 4.4 to the Form 10-KSB filed
April  15,  2005,  and  incorporated  herein  by  reference).

4.5 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated December 23, 2004 ((included as Exhibit 4.5 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.6 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 3, 2005 (filed herewith).

4.7  Warrant  Agreement  between  the Company and Dutchess Private Equities, II,
LP,  dated  January  3,  2005  (filed  herewith).

4.8 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 8, 2005 (filed herewith).

4.9 Warrant Agreement between the Company and Dutchess Private Equities, LP, dated March 8, 2005 (filed herewith).

4.10 Debenture Agreement between the Company and eFund Capital Partners, dated March 10, 2005 (filed herewith).

4.11 Warrant Agreement between the Company and eFund Capital Partners, dated March 10, 2005 (filed herewith).

4.12 Debenture Agreement between the Company and eFund Capital Partners, dated March 18, 2005 (filed herewith).

4.13 Warrant Agreement between the Company and eFund Capital Partners dated, March 10, 2005 (filed herewith).

4.14 Promissory Note between the Company and Dutchess Private Equities dated March 11, 2005 (filed herewith).

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

10.7 Lease Agreement between the Company and Marlborough Square Equities, LLC, dated December 1, 2003 (included as Exhibit 10.9 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.8 License Agreement between the Company and Albert Mardikian, dated June 2, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed August 25, 2004, and incorporated herein by reference).

10.9 Consulting Agreement between the Company and Dutchess Advisors, LLC, dated March 1, 2005 (filed herewith).

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

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Forms  8-K

We filed a Form 8-K on March 4, 2005 that included the details of our marketing agreement with Marine Holdings, Inc. d/b/a Challenger Offshore.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act , the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  May  16,  2005                Xtreme  Companies,  Inc.

                                  /s/  Kevin  Ryan
                              By  -----------------------
                                 Kevin  Ryan,  Chief  Executive  Officer