Form 10QSB
period 2005-06-30
XTREME COMPANIES INC
filed 2005-08-15
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 2005

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ___________________ to __________
                         Commission file number 000-30914
                             XTREME COMPANIES, INC.

        (Exact name of small business issuer as specified in its charter)

                 Nevada                                 88-0394012
          --------------------                   -----------------------
       (State  or  other  jurisdiction  of           (IRS  Employer
       incorporation  or  organization)           Identification  No.)

    300 Westlink Dr, Washington, MO                         36090
---------------------------------------              ------------------
(Address  of  principal  executive  offices)             (Zip  Code)

                                 (636) 390-9000
                           (Issuer's  telephone  number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2005, the Issuer had outstanding 17,239,119 shares of its common stock, $0.001 par value.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]

                             Xtreme Companies, Inc.
                                Table of Contents


                                                                            Page
                                                                            ----
Part  I  -  Financial  Information
----------------------------------

     Item  1  -  Financial  Statements.
     ----------------------------------
          Consolidated  Balance  Sheet  as  of  June  30,  2005                2
          -----------------------------------------------------
          Report  on  Review  by  Independent  Public  Accountant              2
          -------------------------------------------------------
          Consolidated  Statement  of  Operations  for  the  Three  and  Six
               Months  Ended  June  30,  2005  and  June  30,  2004            3
          ---------------------------------------------------------
          Statement  of  Cash  Flows  for  the  Six  Months  Ended
               June  30,  2005  and  June  30,  2004                           4
          ------------------------------------------
          Statements of Changes in  Stockholders  Equity  as of June 30, 2005  5
          -------------------------------------------------------------------
          Notes  to  Financial  Statements                                     5
          --------------------------------
     Item  2  -  Management's Discussion and  Analysis  or Plan of Operation. 10
     ------------------------------------------------------------------------
     Item  3  -  Controls  and  Procedures.                                   13
     --------------------------------------

Part  II  -  Other  Information
-------------------------------

     Item  1  -  Legal  Proceedings.                                          14
     -------------------------------
     Item  2  -  Unregistered Sales of Equity Securities and Use of Proceeds. 14
     ------------------------------------------------------------------------
     Item  3  -  Defaults  Upon  Senior  Securities.                          15
     -----------------------------------------------
     Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders. 15
     ------------------------------------------------------------------------
     Item  5  -  Other  Information.                                          15
     -------------------------------
     Item  6  -  Exhibits  and  Reports  on  Form  8-K.                       15
     --------------------------------------------------


PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                      XTREME COMPANIES INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
                                      PAGE

UNAUDITED  CONSOLIDATED  BALANCE  SHEET                                        2

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS                            3

UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                           4

                                        1

                             XTREME COMPANIES, INC.
                          (A Development Stage Company)

                              Financial Statements
                     For the Six-Months Ended June 30, 2005

                                   (Unaudited)

JASPERS  +  HALL,  PC
CERTIFIED  PUBLIC  ACCOUNTANTS
------------------------------
9175  Kenyon  Avenue,  Suite  100
Denver,  CO  80237
303-796-0099



             Report of Independent Registered Public Accounting Firm

To  the  Board  of  Directors
Xtreme  Companies,  Inc.


We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of June 30, 2005 and the related statements of operations for the three-months and six-months ended June 30, 2005 and cash flows for the six-months ended June 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 13, 2005, expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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


/s/Jaspers and Hall

Jaspers  +  Hall,  PC
Denver,  Colorado
August  12,  2005




                                Xtreme Companies
                           Consolidated Balance Sheet
                                  (Unaudited)


ASSETS
                                                          June 30,      December 31,
                                                                2005           2004
                                                        -------------  -------------
CURRENT ASSETS
Cash                                                         $34,425        $110,673
Note receivable                                            1,206,780         144,605
Prepaid expenses                                               2,955           2,955
Deposits                                                           -           4,514
Other current assets                                          25,160               -
                                                        -------------  -------------

   TOTAL CURRENT ASSETS                                    1,269,320         262,747
                                                        -------------  -------------

NET PROPERTY & EQUIPMENT                                       6,032           4,440
                                                        -------------  -------------

 TOTAL ASSETS                                              1,275,352        $267,187
                                                        =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                       $437,015        $389,515
Payroll tax liabilities                                      122,483         118,375
Convertible debts                                             90,000               -
Deferred revenues                                            109,940          68,000
                                                        -------------  -------------

     TOTAL CURRENT LIABILITIES                               759,438         575,890
                                                        -------------  -------------

LONG TERM LIABILITIES
Long-term debt, less current portion                       1,700,448         586,150
                                                        -------------  -------------

  TOTAL LIABILITIES                                        2,459,886       1,162,040
                                                        -------------  -------------

COMMITMENTS AND CONTINGENCIES, NOTE 6

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 17,239,119 shares issued
  and outstanding at June 30, 2005                            17,293          11,035
Additional paid-in capital                                18,051,450      16,861,183
Deferred Compensation                                       (110,000)       (110,000)
Accumulated deficit                                      (19,143,277)    (17,657,071)
                                                        -------------  -------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                (1,184,534)       (894,853)
                                                        -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                                        $1,275,352        $267,187
                                                        =============  =============

                                        2

                                Xtreme Companies
                      Consolidated Statement of Operations
                                  (Unaudited)


                                                  Three months ended                Six months ended
                                                      June 30,                          June 30,
                                          --------------------------------  ------------------------------
                                                         2005        2004                2005        2004
                                          --------------------  ----------  ------------------  ----------

REVENUES                                              $552,300     $16,801            $620,300    $110,852
COST OF GOODS SOLD                                     467,127      45,589             526,193      92,507
                                          --------------------  ----------  ------------------  ----------

GROSS PROFIT                                            85,173     (28,788)             94,107      18,345
                                          --------------------  ----------  ------------------  ----------

OPERATING EXPENSES:
Marketing                                               29,500           -             113,441           -
Investor Relations                                      88,250       6,300             167,185      90,735
Financing Comissions                                    37,800      19,400              37,800      19,400
Professional fees                                       47,535      13,010              68,635      29,060
Consulting fees                                          7,000     120,735             363,365     149,240
Sales Comissions                                         5,800     114,200              17,800     124,100
Rent                                                    11,504      11,902              22,300      24,429
Officer Compensation                                    30,000      30,000              40,000     117,929
Amortization and depreciation                              297         275                 524         550
Writedown of assets                                          -           -                   -      84,821
Salaries                                                12,000      26,555              12,000      45,541
Other Expenses                                          33,103     211,571              63,602     318,058
                                          --------------------  ----------  ------------------  ----------
  Total Operating Expenses                             302,789     553,948             906,652   1,165,588
                                          --------------------  ----------  ------------------  ----------

Loss from Operations                                  (217,616)   (582,736)           (812,545) (1,147,243)
                                          --------------------  ----------  ------------------  ----------

OTHER INCOME (EXPENSES)
Interest expense                                      (244,632)     (7,585)           (673,662)     (7,647)
                                          --------------------  ----------  ------------------  ----------

NET INCOME (LOSS)                                     (462,248)   (590,321)         (1,486,207) (1,154,890)
                                          ====================  ==========  ==================  ==========

Weighted average number of
  shares outstanding                                17,293,119   9,463,901          15,057,552   9,927,403
                                          ====================  ==========  ==================  ==========

Net Earnings (Loss) per share                          $ (0.03)    $ (0.06)            $ (0.10)    $ (0.12)
                                          ====================  ==========  ==================  ==========

See accompanying notes to financial statements

                                        3

                                Xtreme Companies
                            Statement of Cash Flows
                                  (Unaudited)


                                                          Six months ended
                                                            June 30,
                                                  ------------------------------
                                                               2005         2004
                                                  ------------------  ----------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                      $(1,486,207)      $(1,154,890)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation/amortization                                 40,601               550
    Issuance of stock for services                            83,591           865,844
    Issuance of stock for consulting services                334,365                 -
    Issuance of stock or warrants for debt inducement        250,774                 -
    Beneficial conversion feature expense                    309,199                 -
    Writedown of inventory                                                      84,821
    Note receivable                                       (1,062,175)                -
    Deposits                                                       -            10,000
    Other current assets                                      20,646                 -
 Changes in assets and liabilities:
   Decrease (Increase) in deposits                                              10,000
 Increase (decrease) in
   Accounts payable and accrued expenses                      47,501           (50,530)
   Payroll tax liabilities payable                             4,108
   Deferred Revenues                                          41,940
                                                         ------------------  ----------
Net Cash Used in Operating Activities                     (1,456,951)          (244,205)
                                                         ------------------  ----------

Cash Flow From Investing Activities:

  Purchase of equipment                                       (2,116)                 -
                                                         ------------------  ----------
Net Cash used in Investing Activities                         (2,116)                 -
                                                         ------------------  ----------

Cash Flow From Financing Activities:
  Proceeds from related party convertible debts            1,216,817                  -
  Payments on notes payable                                   (8,000)
  Proceeds from notes payable                                174,000            243,000
                                                         ------------------  ----------
Net Cash Provided By Financing Activities                  1,382,817            243,000
                                                         ------------------  ----------

(Decrease) Increase in Cash                                  (76,248)            (1,205)

Cash and Cash Equivalents - Beginning of period.             110,673             61,752
                                                         ------------------  ----------

Cash and Cash Equivalents - End of period                    $34,425            $60,547
                                                         ==================  ==========



Supplemental Cash Flow Information:
  Interest paid                                                 $ 55                $ -
                                                         ==================  ==========
  Taxes paid                                                     $ -                $ -
                                                         ==================  ==========



                                                   XTREME COMPANIES, INC.
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                                         (UNAUDITED)

                                      Total                          Additional
                                      Common Stock    Common Stock   Paid in        Deferred      Accumulated
                                                       Par .001      Capital       Compensation     Deficit          Total

BALANCE, December 31, 2004 . . . . .    11,035,156       11,035   16,861,183        (110,000)     (17,657,071)     (894,853)

Recapitalization upon
reverse merger acquisition . . . . .        59,687           60          (60)              -                -             -

Issuance of common stock
for consulting services. . . . . . .       557,275          557       83,034               -                -        83,591

Issuance of common stock
for director's compensation. . . . .     2,229,101        2,229      332,136               -                -       334,365

Beneficial conversion feature
on convertible debentures. . . . . .             -            -      309,199               -                -       309,199

Conversion of debts. . . . . . . . .       340,074          340       36,938               -                -        37,278

Issuance of stock and stock warrants
for debt inducement. . . . . . . . .     3,071,826        3,072      429,020               -                -       432,092

Net loss . . . . . . . . . . . . . .             -            -            -               -       (1,486,207)   (1,486,207)
                                      ------------  -----------  ------------  --------------  ---------------  ------------

BALANCE, June 30, 2005. . . . . . .     17,293,119  $    17,293  $18,051,450   $    (110,000)  $  (19,143,277)  $(1,184,534)
                                      ============  ===========  ============  ==============  ===============  ============

See accompanying notes to financial statements

                             XTREME COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  Basis  of  Presentation
--------------------------------------

Xtreme Companies was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, 2003, the Company changed its name to Xtreme Webworks. The Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newsletters. On April 24, 2002, the Company changed its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

In October 2003, Xtreme Companies, Inc. entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. Under this Agreement, Xtreme Companies, Inc. purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 million shares of its common stock. This acquisition was accounted for by the purchase method of accounting. Under the purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Xtreme based upon their respective estimated fair value as of October 1, 2003, the effective date of this acquisition. In addition, Shogun Investment Group, one of the major shareholders of the Company retained 50,000 free trading shares of the Company's common stock after giving effect to the reverse stock split. Shogun received $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liabilities.

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

Going  Concern
--------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's total liabilities exceed the total assets by $1,184,534 as of June 30, 2005. The Company had operating losses of $217,616 and $582,736 for the three months ended June 30, 2005 and 2004, respectively.

The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.

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


Note  Receivable
----------------
During December 2004 and throughout the three and six months ended June 30, 2005, the Company providing financing totaling $1,206,780 to Challenger Offshore ("Challenger"), a Missouri boat manufacturer. The Company provided this financing in the form of a note receivable. Repayment of the Note can be in stock at the Company's option upon the twelfth month following the signing of the marketing and distribution agreement. There is no interest rate. The Company signed a marketing and distribution agreement on March 1, 2005 with Challenger as described in Note 8 herein.

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


Long-Lived Assets
----------------
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2004.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2005 and June 30, 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Shipping  and  Handling  Costs
------------------------------
Shipping and handling costs are expensed when incurred. The Company recognizes all revenues and change of title to be FOB destination point. All sales are recorded when the products are received by the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $7,414 and $0 for the three months ended June 30, 2005 and 2004, respectively.

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

Deferred tax assets:
    Net operating loss carry forwards                 $18,898,646
    Valuation allowance for deferred tax assets      (18,898,646)
                                                 ---------------
    Net deferred tax assets                     $              -
                                                 ===============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2005, the Company had net operating loss carry forwards of approximately $18,898,646 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

2.     PROPERTY  AND  EQUIPMENT

Property and equipment at June 30, 2005 and December 31, 2004 consists of the following:


                                                   2005     2004
                                                --------  -------
Machinery & equipment. . . . . . . . . . . . .  $ 6,621   $4,505
Furniture and fixtures . . . . . . . . . . . .      985      985
                                                --------  -------
                                                  7,606    5,490
Less accumulated depreciation and amortization   (1,574)  (1,050)
                                                --------  -------
                                                $ 6,032   $4,440
                                                ========  =======

2.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at June 30, 2005 and December 31, 2004 consists of the following:



                           2005      2004
                  -------------  --------
Accounts payable  $     184,933  $272,455
Payroll Taxes Payable   122,483   118,375
Accrued expenses        129,599    46,185
                  -------------  --------
                  $     437,015  $389,515
                  =============  ========


4.     CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

During the quarter ended June 30, 2005, the Company issued a discounted total of $965,817 worth of 8%, 5-Year Term, Convertible Debentures. The total discount in the amount of $134,000 is amortized over the 5-year term of the debentures. Total amortization related to these particular convertible debentures and warrants was $24,701 for the three months ended June 30, 2005. The warrants associated with the convertible debenture are not detachable. The Debentures shall pay eight percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a)
75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) 100% of the average of the five lowest closing bid prices for the 30 trading days immediately following the first reverse split in the stock price. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debentures for the three months ended June 30, 2005 has been recorded in the amount of $166,699, equal to 25% of the face value of each note.

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

During the six months ended June 30, 2005, the following common stock transactions were made:

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

On April 18, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 84,000 shares of common stock at $.35 per share. The warrant has a term of five years.

On May 5, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $.22 per share. The warrant has a term of five years.

On May, 13, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $.20 per share. The warrant has a term of five years.

On May 18, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 101,817 shares of common stock at $.20 per share. The warrant has a term of five years.

On May 20, 2005, the Company issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at $.20 per share. The warrant has a term of five years.

On June 16, 2005 The Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $.16 per share. The warrant has a term of five years.

7.        RENT

The Company occupies office space on a month to month basis as a tenant-at-will, in Stanton, California. The Company has occupied this office space since October 2003. Rents are scheduled at $1,695 a month. The Company currently occupies its headquarter in Washington, MO and does not pay rent to Marine Holdings, pursuant to our Marketing and Distribution Agreement.

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

The Company will pay an additional five percent of the total outstanding shares of Xtreme on the closing date to Challenger for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement. Furthermore, Challenger will offer the option to the Company to purchase one-hundred percent of the outstanding shares of the Challenger shares upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The discussion and financial statements contained herein are for the six months ended June 30, 2005 and June 30, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiary serve; competition from others in the markets and industry segments occupied by us and our subsidiary; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiaries; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

The address of our principal executive office is 300 Westlink Dr, Washington, MO 36090. Our telephone number is (636) 390-9000. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

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

Challenger's high performance series is designed and manufactured using proven technology and equipment, including the patented D-DC hull. Our performance series consists of nine cuddy and open bow models, ranging in size from 24 ft. to 42 ft. with prices ranging from $69,995 to $279,995.

Challenger's sport boat line, the Z-Series, is built with the same quality and attention to detail as our performance series. The Z-Series consists of a variety of sport boats and family cruisers including deck boats, cuddies, open bows and cabin cruisers with ten models to choose from ranging in size from 19 ft. to 31 ft. and ranging in price from $31,495 to $129,995.

Each of Challenger's Sport Fish luxury yachts have been structurally designed by world-renowned naval architects, and are built with the same craftsmanship as our performance and z-series. Each of our eight vessels has a unique structure, ranging in size from 35 ft. to 97 ft. Prices for luxury fishing yachts start at $140,000 and continue on up to $5.8 million.

THREE MONTHS ENDED June 30, 2005 AS COMPARED TO THREE MONTHS ENDED June 30, 2004

NET  REVENUES
-------------

We generated consolidated revenues for the three months ended June 30, 2005 of $552,300 as compared to $16,801 for the three months ended June 30, 2004. The increase in revenue is due to our increase in boats sales of both our wholly-owned subsidiary, FirstResponders, Inc. and recreational boats from our marketing and distribution agreement with Challenger Offshore.

COST  OF  REVENUE
-----------------

We incurred Cost of Revenue of $467,127 for the three months ended June 30, 2005 as compared to $45,589 for the three months ended June 30, 2004. The Cost of Revenue is due to materials and labor for construction of our boats. The increase in Cost of Revenue is due to our increased marketing efforts for Challenger and the increase in sales of Challenger boats with Xtreme as the distributor and due to materials and labor for construction of our boats which increased overall.


OPERATING  EXPENSES
-------------------

We incurred costs of for the three months ended June 30, 2005 of $302,789 as compared to $553,948 for the three months ended June 30, 2004. The decrease in Operating Expenses in the current period is primarily due a decrease in consulting fees paid by the Company, specifically the stock issuance to Challenger for our marketing and distribution agreement. Other components of our Operating Expenses were the also incurred increase marketing costs for the development of a campaign for Challenger Offshore's line of boats.

Net  loss
---------

We had a net loss of $462,248 for the three months ended June 30, 2005 as compared to a net loss of $590,321 for the three months ended June 30, 2004. The Net Loss decreased due to our increase in Revenue along with our decrease in expenses from stock issuances.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three months ended June 30, 2005 was ($0.03) as compared to ($0.06) for the three months ended June 30, 2004. Our Net Loss decreased due to a increase in our outstanding shares coupled with a decrease in our net loss.
LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of June 30, 2005, we had total Current Assets of $1,269,320 as compared to $262,747 as of December 31, 2004. The increase is due to the note receivable from Challenger Offshore pursuant to our marketing and distribution agreement. Current Liabilities of $759,438 as compared to $575,890 as of December 31, 2004. The increase in liabilities was due to an increase in Accounts Payable and our issuance of Convertible Debentures. Cash and cash equivalents were $34,425 as of June 30, 2005 as compared to $110,673 as of December 31, 2004. The Company's decrease in cash is due to the increase in production and marketing for Challenger Offshore. Our Stockholder's Deficit at June 30, 2005 was $1,184,534 as compared to $894,853 as of December 31, 2004. The increase in Stockholders Deficit is due to the issuance of new shares in the first quarter of 2005.

We had a net usage of cash due to operating activities for the six months ended June 30, 2005 of $1,456,951, as compared to $244,205 for the six months ended
June 30, 2004. The higher use of cash from operating activities is due to the higher Net Loss and increase in Note Receivable. We had net cash provided by financing activities of $1,382,817 and $243,000 for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily due to the issuance of debentures. We had $174,000 from borrowings in the six months ended June 30, 2005 as compared to $243,000 in the corresponding period last year.

FINANCING  ACTIVITIES
---------------------

On April 18, 2005, we issued convertible debentures of $84,000 to Dutchess Private Equities Fund, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on April 8, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at .35 per share. The warrant has a term of five years.

On May 5, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 5, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at .22 per share. The warrant has a term of five years.

On May 13, 2005, we issued convertible debentures of $228,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on April 8, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .20 per share. The warrant has a term of five years.

On May 18, 2005, we issued convertible debentures of $101,817 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 18, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 90,000 shares of common stock at .20 per share. The warrant has a term of five years.

On May 20, 2005, we issued convertible debentures of $120,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 20, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at .20 per share. The warrant has a term of five years.

On June 16, 2005, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 16, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $0.16 per share. The warrant has a term of five years.

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

SUBSIDIARY

As  of  June 30,  2005,  we  had  one  subsidiary,  First  Responders,  Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

There was no change in our internal control over financial reporting that occurred during the quarter of the year covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any litigation or potential litigation affecting us or our assets.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 18, 2005, we issued convertible debentures of $84,000 to Dutchess Private Equities Fund, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on April 18, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at $0.35 per share. The warrant has a term of five years.

On May 5, 2005, we issued convertible debentures of $192,000 to Dutchess Private Equities Fund, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 5, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at $0.22 per share. The warrant has a term of five years.

On May 13, 2005, we issued convertible debentures of $228,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 13, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $0.20 per share. The warrant has a term of five years.

On May 18, 2005, we issued convertible debentures of $101,817 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 18, 2010. This debenture was issued as payment toward the Promissory Note due to Dutchess on March 9, 2005.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 101,817 shares of common stock at $0.35 per share. The warrant has a term of five years.

On May 20, 2005, we issued convertible debentures of $120,000 to eFund Capital Partners, LLC. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on May 20, 2010

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at $0.20 per share. The warrant has a term of five years.

On June 16, 2005, we issued convertible debentures of $240,000 to Dutchess Private Equities Fund, II, LP. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction. The convertible debentures shall pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on June 16, 2010.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $0.16 per share. The warrant has a term of five years.

On the dates listed below, we sold subordinated convertible promissory notes to those investors and in such amounts as listed below. The Notes are convertible at the lesser of a) a 30% discount to market or b) $0.50 per shares. The Notes bear a 5% interest rate and mature twelve months from the date of issuance.

                                   Patrick Connelly    4/14/2005     $10,000.00
                                      Ronald Feldman    5/6/2005     $20,000.00
                                       Ronald Feldman   5/6/2005      $4,000.00
                                   Raymond Champagne    5/6/2005     $10,000.00
                             People's Community Bank    5/6/2005     $20,000.00
                                        Sandra Walls    6/8/2005     $10,000.00
                                     Mike Lochirco     6/17/2005    $100,000.00


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

On March 9, 2005, we issued a promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $90,000. The Note carried an interest rate of 0% per year and was due on April 11, 2005. As of March 31, 2005, we had not paid any amounts to Dutchess. The note was in default as of June 30, 2005 and pursuant to the terms of the Note, Dutchess elected to charge us 10% of the face amount on the Note as a penalty. We repaid the Note in full on July 1, 2005 including all penalties and interest.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION.

NOT  APPLICABLE.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBIT
NUMBER              DESCRIPTION
-------------       --------------------

2.1 Acquisition Agreement between the Company and Waste Renewal Systems, Inc., dated April 26, 2002 (included as Exhibit 2 to the Form 8-K filed May 8, 2002, and incorporated herein by reference).

2.2 Agreement and Plan of Reorganization between the Company and Rockwell Power Systems, dated October 1, 2003 (included as Exhibit 2.1 to the Form 8-K filed October 9, 2003, and incorporated herein by reference).

3.1 Articles of Incorporation (included as Exhibit 3.1 to the Form 10-SB12G/A filed November 7, 2000, and incorporated herein by reference).

3.2 By-laws (included as Exhibit 3.2 to the Form 10-SB filed November 7, 2000, and incorporated herein by reference).

3.3 Amendment to Articles of Incorporation (included as Exhibit 3.3 to the Form SB-2/A filed July 21, 2005, and incorporated herein by reference).

4.1 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated October 1, 2003 (included as Exhibit 4.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.2 Debenture Agreement between the Company and eFund Small-Cap Fund, L.P., dated October 1, 2003 (included as Exhibit 4.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.3 Subscription Agreement between the Company and Dutchess Private Equities Fund, L.P., dated October 1, 2003 (included as Exhibit 10.4 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.4 Subscription Agreement between the Company and eFund Capital Partners, dated October 1, 2003 (included as Exhibit 10.5 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.5 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated October 1, 2003 (included as Exhibit 10.6 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.6 Registration Rights Agreement between the Company and eFund Small-Cap Fund, L.P., dated October 1, 2003 (included as Exhibit 10.7 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

4.7 Debenture Agreement between the Company and Preston Capital Partners, L.P., dated February 3, 2004 (included as Exhibit 4.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.8 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated February 18, 2004 (included as Exhibit 4.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.9 Registration Rights Agreement between the Company and Preston Capital Partners, L.P., dated February 3, 2004 (included as Exhibit 10.1 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.10 Registration Rights Agreement between the Company and eFund Capital Partners, LLC, dated February 18, 2004 (included as Exhibit 10.2 to the Form 10-QSB filed May 24, 2004, and incorporated herein by reference).

4.11 Subordinated Convertible Promissory Note between the Company and Lenders (included as Exhibit 10.24 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

4.12 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated October 18, 2004 (included as Exhibit 4.3 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.13 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated October 18, 2004 (included as Exhibit 4.4 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.14 Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated December 23, 2004 (included as Exhibit 4.5 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.15 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated January 3, 2005 (included as Exhibit 4.6 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.16 Warrant Agreement between the Company and Dutchess Private Equities, II, LP, dated January 3, 2005 (included as Exhibit 4.7 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.17 Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 8, 2005 (included as Exhibit 4.8 to the Form 10-QSB filed May
16,  2005,  and  incorporated  herein  by  reference).

4.18 Warrant Agreement between the Company and Dutchess Private Equities, LP, dated March 8, 2005 (included as Exhibit 4.9 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.19 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated March 10, 2005 (included as Exhibit 4.10 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.20 Warrant Agreement between the Company and eFund Capital Partners, LLC, dated March 10, 2005 (included as Exhibit 4.11 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.21 Debenture Agreement between the Company and eFund Capital Partners, LLC, dated March 18, 2005 (included as Exhibit 4.12 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.22 Warrant Agreement between the Company and eFund Capital Partners, LLC, dated March 10, 2005 (included as Exhibit 4.13 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.23 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated March 11, 2005 (included as Exhibit 4.14 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.24 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated April 18, 2005 (included as Exhibit 4.24 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.25 Warrant Agreement between the Company and Dutchess Private Equities Fund, dated April 18, 2005 (included as Exhibit 4.25 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.26 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated May 5, 2005 (included as Exhibit 4.26 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.27 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, dated May 5, 2005 (included as Exhibit 4.27 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.28 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated May 13, 2005 (included as Exhibit 4.28 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.29 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, dated May 13, 2005 (included as Exhibit 4.29 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.30 Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, II, dated May 18, 2005 (included as Exhibit 4.30 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.31 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, dated May 18, 2005 (included as Exhibit 4.31 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.32 Debenture Agreement between the Company and eFund Capital Partners, LLC dated, May 20, 2005 (included as Exhibit 4.32 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.33 Warrant Agreement between the Company and eFund Capital Partners, dated May 20, 2005 (included as Exhibit 4.33 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.34 Debenture Conversion Amendment between the Company, Dutchess Private Equities Fund, Dutchess Private Equities Fund II and eFund Capital Partners, dated May 23, 2005 (included as Exhibit 4.34 to the Form SB-2 filed on June 9,
2005,  and  incorporated  herein  by  reference).

4.35 Registration Rights Agreement between the Company and Preston Capital Partners, dated June 3, 2004 (included as Exhibit 4.35 to the Form SB-2 filed on June 9, 2005, and incorporated herein by reference).

4.36  Debenture  Agreement  between the Company and Dutchess Private Equities
Fund  II,  L.P.  dated  June  16,  2005  (filed  herewith).

4.37 Warrant Agreement between the Company and Dutchess Private Equities Fund, LP, dated June 16, 2005 (filed herewith).

10.1 Employment Agreement between the Company and Kevin Ryan, dated October 30, 2003 (included as Exhibit 10.2 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.2 Consulting Agreement between the Company and Calicorp, dated October 1, 2003 (included as Exhibit 10.3 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.3 Lease Agreement between the Company and Corning Garden Grove, LLC, dated November 5, 2003 (included as Exhibit 10.8 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.4 Lease Agreement between the Company and Marlborough Square Equities, LLC, dated December 1, 2003 (included as Exhibit 10.9 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.5 Consulting Agreement between the Company and Dutchess Advisors, dated October 1, 2003 (included as Exhibit 10.10 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.6 Consulting Agreement between the Company and Lane Longhurst, dated October 28, 2003 (included as Exhibit 10.11 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.7 Consulting Agreement between the Company and Gordon McGilton, dated October 28, 2003 (included as Exhibit 10.12 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.8 Consulting Agreement between the Company and Douglas Leighton, dated January 15, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 4, 2004, and incorporated herein by reference).

10.9 Consulting Agreement between the Company and Michael Novielli, dated January 15, 2004 (included as Exhibit 10.2 to the Form S-8 filed February 4, 2004, and incorporated herein by reference).

10.10 Consulting Agreement between the Company and Theodore J. Smith, dated February 6, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.11 Consulting Agreement between the Company and Jeffrey Conrad, dated February 6, 2004 (included as Exhibit 10.2 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.12 Letter of Agreement between the Company and Roean Industries, Inc., dated February 26, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 27, 2004, and incorporated herein by reference).

10.13 Non-Employee Directors and Consultants Retainer Stock Plan, dated October 2, 2003 (included as Exhibit 4 to the Form S-8 filed October 17, 2003, and incorporated herein by reference).

10.14 Fire rescue jet sale agreement between the Company and Barb Weir, dated July 1, 2004 (included as Exhibit 10.20 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.15 License Agreement between the Company and Albert Mardikian, dated June 2, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed August 25, 2004, and incorporated herein by reference).

10.16 Sales Agreement between the Company and Barb Weir, dated July 1, 2004 (included as Exhibit 10.20 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.17 Consulting Agreement between the Company and TGR Group, LLC, dated January 27, 2004 (included as Exhibit 10.22 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.18 Sales Agreement between the Company and Jackson County Fire Department, dated July 7, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

10.19 Marketing and Distribution Agreement between the Company and Marine Holdings, Inc., dated March 1, 2005 (included as Exhibit 10.1 to the 8-K filed
March  4,  2005,  and  incorporated  herein  by  reference).

10.20 Business Services Agreement between the Company and Dutchess Advisors, LLC, dated March 1, 2005 (included as Exhibit 10.26 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

10.21 Investment Agreement between the Company and Preston Capital Partners, dated June 3, 2005 (included as Exhibit 10.21 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

10.22 Placement Agent Agreement between the Company, Preston, and U.S. Euro Securities, dated June 3, 2005 (included as Exhibit 10.22 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

10.23 Employment Agreement between the Company and Laurie Phillips, dated May 16, 2005 (included as Exhibit 10.1 to the Form 8-K filed June 8, 2005, and incorporated herein by reference).

14.1 Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Reports  Filed  on  Form  8-K

On June 8, 2005, we filed on Form 8-K our appointment of Laurie Phillips as our Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTREME  COMPANIES,  INC.
(Registrant)



/s/  Kevin  Ryan
----------------                             August  12,  2005
Kevin  Ryan
President,  and  Chief Executive  Officer


/s/  Laurie Phillips
---------------------                        August  12,  2005
Laurie Phillips
Chief Financial  Officer