Form 10QSB
period 2005-09-30
XTREME COMPANIES INC
filed 2005-11-15
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended September 30, 2005

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ___________________ to __________

                        Commission file number 000-30914

                             XTREME COMPANIES, INC.


        (Exact name of small business issuer as specified in its charter)


                 Nevada                                 88-0394012
          --------------------                   -----------------------
       (State  or  other  jurisdiction  of           (IRS  Employer
       incorporation  or  organization)           Identification  No.)

    300  Westlink  Dr.,  Washington,  MO                         36090
---------------------------------------              ------------------
(Address  of  principal  executive  offices)             (Zip  Code)

                                 (636)  390-9000
                               -------------------
                           (Issuer's  telephone  number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   Yes  [  ]  No  [X]

As of September 30, 2005, the Issuer had 18,580,376 shares of its common stock, $0.001 par value, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one):  Yes [ ]  No [X]

                             Xtreme Companies, Inc.



                                Table of Contents

                                                                            Page
                                                                            ----
Part  I  -  Financial  Information

     Item  1  -  Financial  Statements.

          Report  on  Review  by  Independent  Public  Accountant              2
          Consolidated  Balance  Sheet as of September 30, 2005                3
          Consolidated  Statement  of  Operations  for  the  Three  and  Nine
             Months Ended September 30, 2005 and September 30, 2004            4
          Statement  of  Cash  Flows  for  the  Nine  Months  Ended
             September 30, 2005 and September 30, 2004                         5
          Statements of Changes in Stockholders Equity as of
             September 30, 2005                                                6
          Notes  to  Financial  Statements                                     6

     Item  2  -  Management's Discussion and Analysis or Plan of Operation.   12
     Item  3  -  Controls  and  Procedures.                                   15

Part  II  -  Other  Information

     Item  1  -  Legal  Proceedings.                                          15
     Item  2  -  Unregistered Sales of Equity Securities and Use of Proceeds. 15
     Item  3  -  Defaults  Upon  Senior  Securities.                          15
     Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders. 15
     Item  5  -  Other  Information.                                          16
     Item  6  -  Exhibits  and  Reports  on  Form  8-K.                       16

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                             XTREME COMPANIES, INC.
                          (A Development Stage Company)

                              Financial Statements
                  For the Nine-Months Ended September 30, 2005

                                   (Unaudited)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             Report of Independent Registered Public Accounting Firm

To  the  Board  of  Directors
Xtreme  Companies,  Inc.

We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of September 30, 2005 and the related statements of operations for the three-months and nine-months ended September 30, 2005 and cash flows for the nine-months ended September 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 13, 2005, expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers  and  Hall
---------------------
Jaspers  +  Hall,  PC
Denver,  Colorado
November  14,  2005
                                        2



                                Xtreme Companies
                           Consolidated Balance Sheet
                                                        (Unaudited)
                                                       September 30,    December 31,
ASSETS                                                      2005            2004
                                                       -------------   -------------
CURRENT ASSETS
Cash                                                   $     203,982   $     110,673
Accounts Receivable                                            3,908               -
Prepaid expenses                                               2,955           2,955
Prepaid insurance                                              4,743               -
Deposits                                                           -           4,514
                                                       -------------   -------------
   TOTAL CURRENT ASSETS                                      215,588         118,142
                                                       -------------   -------------

NET PROPERTY & EQUIPMENT                                       5,735           4,440

OTHER ASSETS
Advances to Challenger/MHI                                 2,137,961         144,605
                                                       -------------   -------------

 TOTAL ASSETS                                          $   2,359,284   $     267,187
                                                       =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $     292,872   $     326,266
Payroll tax liabilities                                       94,590         118,375
Deferred revenues                                            177,554          68,000
Short-term convertible promissory notes (net)              1,378,883         232,000
Accrued interest                                             167,055          63,249
                                                       -------------   -------------
     TOTAL CURRENT LIABILITIES                             2,110,954         807,890
                                                        ------------   -------------
LONG TERM LIABILITIES
Convertible debentures(net), related party                 1,685,394         354,150
                                                        ------------   -------------
  TOTAL LIABILITIES                                     $  3,796,348   $   1,162,040
                                                        ------------   -------------
COMMITMENTS AND CONTINGENCIES, NOTE 6

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized shares
  at $.001 par value, 18,580,376 shares issued and
  outstanding at Sept 30, 2005, and 11,035,156
  Issued and outstanding at Dec 31, 2004                      18,580          11,035
Additional paid-in capital                                18,273,565      16,861,183
Deferred compensation                                              -        (110,000)
Accumulated deficit                                      (19,729,209)    (17,657,071)
                                                        ------------   -------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              $ (1,437,064)  $    (894,853)
                                                        ------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                                      $  2,359,284   $    $267,187
                                                        ============   =============

See accompanying notes to financial statements
See accountant's review report

                                Xtreme Companies
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                 Three months ended                 Nine months ended
                                                    September 30,                      September 30,
                                          -------------------------------     -------------------------------
                                                2005            2004                2005            2004
                                          ---------------   -------------     ---------------   -------------

REVENUES                                   $      334,671   $           -     $       954,971   $     110,852
COST OF GOODS SOLD                                307,564          40,898             833,756          95,781
                                          ---------------   -------------     ---------------   -------------

GROSS PROFIT                                       27,107         (40,898)            121,215          15,071
                                          ---------------   -------------     ---------------   -------------

OPERATING EXPENSES:
Marketing                                          12,100               -             129,541               -
Investor Relations                                 39,916          89,545             202,921         180,280
Financing Commissions                              12,120          22,000              40,800          41,400
Professional fees                                  98,022           8,294             166,657          62,654
Consulting fees                                   172,065               -             545,430             960
Sales Commissions                                       -          18,712              17,800         142,812
Rent                                               (6,243)         12,707              16,058          37,137
Officer Compensation                               84,000               -             114,000         117,929
Amortization and depreciation                         297             227                 821             777
Writedown of assets                                     -               -                   -          84,821
Salaries                                           24,000          22,057              36,000          67,598
Payroll Taxes                                     (23,659)               -            (20,911)              -
Travel                                             10,777           1,149              26,464           3,949
Business Insurance                                  3,128           6,342               3,882          22,572
Other Expenses                                     25,770          42,829              74,467         384,650
                                          ---------------   -------------     ---------------   -------------
  Total Operating Expenses                        452,293         223,862           1,356,166       1,147,539
                                          ---------------   -------------     ---------------   -------------

Loss from Operations                            (425,186)       (264,760)         (1,234,951)     (1,132,468)
                                          ---------------   -------------     ---------------   -------------

OTHER INCOME (EXPENSES)
Interest expense                                (163,527)        (79,071)           (837,189)       (123,220)
                                          --------------    -------------     ---------------   -------------

NET INCOME (LOSS)                         $     (588,711)    $   (343,831)    $    (2,072,138)  $  (1,255,688)
                                          ==============    =============     ===============   =============

Weighted average number of
  shares outstanding                          18,137,217       10,423,785          16,121,079       9,216,930
                                          ==============    =============     ===============   =============

Net Earnings (Loss) per share             $        (0.03)   $       (0.03)    $         (0.13)    $     (0.14)
                                          ==============    =============     ===============   =============

See accompanying notes to financial statements
See accountant's review report

                                Xtreme Companies
                            Statement of Cash Flows
                                  (Unaudited)

                                                       Three months ended               Nine months ended
                                                          September 30,                    September 30,
                                                  --------------------------      ---------------------------
                                                       2005          2004              2005           2004
                                                  ------------   -----------      ------------   ------------
Cash Flows From Operating Activities:
  Net Income (Loss)                               $  (588,711)   $  (343,832)     $ (2,072,138)  $ (1,255,688)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          297            227               821            777
    Amortization of Debt Discount                      59,329              -            99,406              -
    (Increase)/Decrease in:
      Accounts receivable                              (3,748)             -            (3,908)             -
      Deferred revenues                                67,614              -           109,554              -
      Advances to Challenger/Marine Holdings         (931,181)             -        (1,993,356)             -
      Issuance of stock for services                   54,700        102,996           137,591        955,839
      Issuance of stock for consulting services             -              -           334,365              -
      Accrued Interest                                 46,693          9,335           103,806         16,982
      Accounts payable                                (15,304)       (18,289)           (1,417)       (76,466)
      Accrued expenses                                 (8,477)        (1,500)          (31,977)       (13,000)
      Payroll tax liabilities payable                 (27,293)             -           (23,785)             -
      Deposits                                              -              -             4,514          5,486
      Prepaid insurance & expenses                     (4,743)             -            (4,743)         4,514
      Deferred Compensation                           110,000              -           110,000              -
    Writedown of inventory                                  -              -                 -         84,821
                                                  ------------   -----------      ------------   ------------

Net Cash Used in Operating Activities               (1,240,824)     (251,063)       (3,336,073)      (349,735)
                                                  ------------   -----------      ------------   ------------
Cash Flow From Investing Activities:
  Purchase of equipment                                                    -            (2,116)             -
                                                  ------------   -----------      ------------   ------------

Net Cash used in Investing Activities                        -             -            (2,116)             -
                                                  ------------   -----------      ------------   ------------

Cash Flow From Financing Activities:
  Proceeds from related party convertible debts      1,347,629             -         2,541,147              -
  Payments on notes payable                                  -             -            (8,000)       (36,033)
  Proceeds from notes payable                           40,000       135,000           214,000        232,000
  Issuance of stock/warrants for debt inducement             -             -           250,774              -
  Beneficial conversion feature expense                 20,572        69,600           329,771        106,100
                                                  ------------   -----------      ------------   ------------

Net Cash Provided By Financing Activities            1,408,201       204,600         3,431,498        302,067
                                                  ------------   -----------      ------------   ------------

(Decrease) Increase in Cash                            167,377       (46,463)           93,309        (47,668)

Cash and Cash Equivalents - Beginning of period.        36,605        60,547           110,673         61,752
                                                  ------------   -----------      ------------   ------------

Cash and Cash Equivalents - End of period         $    203,982   $    14,084      $    203,982   $     14,084
                                                  ============   ===========      ============   ============
Supplemental Cash Flow Information:
  Interest paid                                   $          -   $         -      $          -   $          -
                                                  ============   ===========      ============   ============
  Taxes paid                                      $          -   $         -      $          -   $          -
                                                  ============   ===========      ============   ============

See accompanying notes to financial statements
See accountant's review report

                             XTREME COMPANIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                  (UNAUDITED)

                                      Total                          Additional
                                      Common Stock    Common Stock   Paid in        Deferred      Accumulated
                                                       Par .001      Capital       Compensation     Deficit          Total

BALANCE, December 31, 2004 . . . . .    11,035,156       11,035   16,861,183        (110,000)     (17,657,071)     (894,853)

Recapitalization upon
reverse merger acquisition . . . . .        59,687           60          (60)              -                -             -

Issuance of common stock
for consulting services. . . . . . .       557,275          557       83,034               -                -        83,591

Issuance of common stock
for director's compensation. . . . .     2,529,101        2,529      385,836               -                -       388,365

Beneficial conversion feature
on convertible debentures. . . . . .             -            -      329,771               -                -       329,771

Conversion of debts. . . . . . . . .     1,327,331        1,327      147,949               -                -       149,276

Adjust to expense                                -            -            -         110,000                -       110,000

Issuance of stock and stock warrants
for debt inducement. . . . . . . . .     3,071,826        3,072      465,852               -                -       468,924

Net loss . . . . . . . . . . . . . .             -            -            -               -       (2,072,138)   (2,072,138)
                                      ------------  -----------  ------------  --------------  ---------------  ------------

BALANCE, September 30, 2005. . . . .    18,580,376  $    18,580  $18,273,565   $           0   $  (19,729,209)  $(1,437,064)
                                      ============  ===========  ============  ==============  ===============  ============

See accompanying notes to financial statements
See accountant's review report

                             XTREME COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  Basis  of  Presentation
--------------------------------------

Xtreme Companies was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, 1998, the Company changed its name to Xtreme Webworks. The Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newsletters. On April 24, 2002, the Company changed its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

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

Going  Concern
--------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's total liabilities exceed the total assets by $1,437,064 as of September 30, 2005. The Company had operating losses of $588,711 and $343,831 for the three months ended September 30, 2005 and 2004, respectively.

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

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of Xtreme Companies, Inc. and its wholly owned subsidiary, First Responders, Inc, previously Rockwell Power Systems, until a name change in June 2005. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Advances  to  Challenger/Marine  Holdings,  Inc.
------------------------------------------------
During December 2004 and throughout the three and nine months ended September 30, 2005, the Company providing financing totaling $2,137,961 to Challenger Offshore ("Challenger"), a Missouri boat manufacturer. The Company provided this financing in the form of a note receivable. Repayment of the Note can be in stock at the Company's option upon the twelfth month following the signing of the marketing and distribution agreement. There is no interest rate. The Company signed a marketing and distribution agreement on March 1, 2005 with Challenger as described in Note 8 herein.

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

Inventory
---------
Although the Company does not carry any inventory at this time, inventory consists of a variety of wholesale goods purchased for individual resale and are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market. The Company has reviewed its inventory for obsolescence on a quarterly basis since operations began and has written-off its inventory identified for obsolescence in 2004.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2005 and September 30, 2004, the
Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue  Recognition
--------------------
The Company recognizes income when the products are delivered to the customer per the terms of the sales contract, which can be FOB Plant, FOB Port, or FOB Customer Location. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with SAB No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company accounts for sales returns related to product sales on an individual basis, as they occur.
Sales  returns  related  to product sales have not been significant in the past.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation for the period ended September 30, 2005. For purposes of the calculation, the Company did not include the dilutive shares totaling 3,816,739.

Advertising  Costs
------------------
Advertising  and  promotional  activities  are  expensed  when  incurred.

Shipping  and  Handling  Costs
------------------------------
Shipping and handling costs are expensed when incurred. The Company recognizes all revenues and change of title to be FOB destination point. All sales are recorded when the products are received by the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $4,363 and $0 for the three months ended September 30, 2005 and 2004, respectively.

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



Deferred tax assets:
    Net operating loss carry forwards               $    19,213,907
    Valuation allowance for deferred tax assets         (19,213,907)
                                                    ---------------
    Net deferred tax assets                         $             -
                                                    ===============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2005, the Company had net operating loss carry forwards of approximately $19,213,907 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

2.  PROPERTY  AND  EQUIPMENT

Property and equipment at September 30, 2005 and December 31, 2004 consists of the following:



                                                      2005          2004
                                                  -----------   -----------
Machinery & equipment. . . . . . . . . . . . .    $     6,621   $     4,505
Furniture and fixtures . . . . . . . . . . . .            985           985
                                                  -----------   -----------
                                                        7,606         5,490
Less accumulated depreciation                          (1,871)       (1,050)
                                                  -----------   -----------
                                                  $     5,735   $     4,440
                                                  ===========   ===========

3.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at September 30, 2005 and December 31, 2004 consists of the following:



                             2005          2004
                        ------------   -----------
Accounts payable        $    181,951   $   173,289
Accrued expenses             121,000       152,977
                        ------------   -----------
                        $    302,951   $   326,266
                        ============   ===========


4.  CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

During the quarter ended September 30, 2005, the Company issued a discounted total of $300,000 worth of 8%, 5-Year Term, Convertible Debentures. The total discount in the amount of $40,000 is amortized over the 5-year term of the debentures. The warrants associated with the convertible debenture are not detachable. The Debentures shall pay eight percent (8%) cumulative interest and are subject to automatic conversion at the end of five (5) years from the date of issuance at which time all Debentures outstanding will be automatically converted based upon the formula set forth in the agreement. The Debentures convert at the lower of a) 75% of the lowest closing bid price of the common stock during the 15 trading days immediately preceding conversion or b) fifteen cents per share ($.15).

In connection with the above financing, the Company issued warrants to purchase 300,000 shares of common stock at $.12 per share. The warrants have a term of five years.

During the quarter ended September 30, 2005, the Company issued a discounted total of $264,000 worth of 0%, 5-Month Term, Convertible Promissory Notes, and $955,800 worth of 0%, 12-Month Term, Convertible Promissory Notes. The total discount in the amount of $193,300 is amortized over the term of the notes. The Promissory Notes are subject to automatic conversion at the end of the term, at which time the Notes will be automatically converted into common stock based upon the formula set forth in the agreement. The Notes convert at the lower of
a) 75% of the average of the lowest closing bid price during the 15 trading days immediately preceding conversion or b) 75% of the lowest bid price for the 20 trading days immediately preceding conversion.

The Company also issued $40,000 worth of 20%, 12-Month Term, Subordinated Convertible Promissory Notes. The Notes pay twenty percent (20%) simple interest. At maturity, the Lender shall have the right to receive the return of the principal Loan amount plus interest, or convert the principal into the common stock of the company based upon the formula set forth in the agreement. The Notes will convert at a minimum of 10,000 shares of common stock for every $1,000 loaned to the Company, or an amount of stock equal to a thirty percent (30%) discount to the market value of the stock on the day of conversion, whichever results in the greatest value for the lender.

In connection with the above financing, the Company issued warrants to purchase 40,000 shares of common stock at a price not to exceed $.75 and no lower than $.50. The Company may, in its sole discretion, offer a lower exercise price, but not a price higher than $.75.

Total amortization related to these particular convertible debentures, promissory notes and warrants, as well as those previously issued, was $59,329 for the three months ended September 30, 2005. In accordance with EITF 00-27 98-5, the beneficial conversion feature on the issuance of the convertible debentures and promissory notes for the three months ended September 30, 2005 has been recorded in the amount of $20,572, equal to 25% of the face value of each note.

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

During the nine months ended September 30, 2005, the following common stock transactions were made:

On January 3, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $.08 per share. The warrant has a term of five years.

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

On  March  8,  2005,  the  Company issued a warrant to Dutchess Private Equities
Fund, LP to purchase 120,000 shares of common stock at $.15 per share. The warrant has a term of five years.

On March 10, 2005, the Company issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $.15 per share. The warrant has a term of five years.

On March 18, 2005 the Company issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $.15 per share. The warrant has a term of five years.

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

On June 16, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $.16 per share. The warrant has a term of five years.

On July 7, 2005, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $.12 per share. The warrant has a term of five years.

On July 7, 2005, the Company issued a warrant to eFund Capital Partners, LLC to purchase 72,000 shares of common stock at $.12 per share. The warrant has a term of five years.

On July 19, 2005, the Company issued 11,765 shares of the Company's common stock to Watson Eargle in connection with conversion features of the Promissory Note agreement effective May 12, 2004.

On July 19, 2005, the Company issued 11,765 shares of the Company's common stock to Anthony Longo in connection with conversion features of the Promissory Note agreement effective April 30, 2004.

On July 19, 2005, the Company issued 11,765 shares of the Company's common stock to Steven Sullivan in connection with conversion features of the Promissory Note agreement effective May 13, 2004.

On July 19, 2005, the Company issued 11,765 shares of the Company's common stock to Raymond Champagne in connection with conversion features of the Promissory Note agreement effective April 28, 2004.

On July 19, 2005, the Company issued 11,765 shares of the Company's common stock to Richard Dick in connection with conversion features of the Promissory Note agreement effective May 3, 2004.

On July 19, 2005, the Company issued 11,765 shares of the Company's common stock to Tony Sullivan in connection with conversion features of the Promissory Note agreement effective April 20, 2004.

On July 19, 2005, the Company issued 166,667 shares of the Company's common stock to Howard Nunn in connection with conversion features of the Promissory Note agreement effective June 17, 2004.

On July 22, 2005, the Company issued 250,000 shares of the Company's common stock to Tony Sullivan in connection with conversion features of the Promissory Note agreement effective July 21, 2004.

On July 22, 2005, the Company issued 250,000 shares of the Company's common stock to Steven Sullivan in connection with conversion features of the Promissory Note agreement effective July 21, 2004.

On July 26, 2005, the Company issued 300,000 shares of the Company's common stock to Kevin Ryan for officer compensation, as per his employment agreement.

On September 13, 2005, the Company issued 250,000 shares of the Company's common stock to Wakelin McNeel in connection with conversion features of the Promissory Note agreement effective August 4, 2004.

7.  RENT

The Company has permanently relocated all operations to its headquarters in Washington, MO and does not pay rent to Marine Holdings, pursuant to our Marketing and Distribution Agreement.

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

The Company paid an additional five percent of the total outstanding shares of Xtreme on the closing date to Challenger for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.
Furthermore, Challenger will offer the option to the Company to purchase one-hundred percent of the outstanding shares of the Challenger shares upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.

                                       11

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The discussion and financial statements contained herein are for the three ended September 30, 2005 and September 30, 2004. The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including: materially adverse changes in economic conditions in the markets that we and our subsidiary serve; competition from others in the markets and industry segments occupied by us and our subsidiary; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses acquired by our subsidiary; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW
--------

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

The address of our principal executive office is 300 Westlink Dr., Washington, MO 36090. Our telephone number is (636) 390-9000. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

Our boats combine power, safety, handling, and stability in rough water along with high-speed performance. The innovative patents and patents-pending that we license, give the boats eye-catching visual market retention, and a competitive advantage in the boating industry, home defense, and world markets.

The unique convergence of design and technology give our boats the ability to be highly maneuverable in as little as ten inches of water, essential in areas where submerged objects such as street signs, vehicles or rocks will interfere with other craft. Even with a full crew and injured passengers, our boat stays high on the water, affording a speedy and safe access and egress.

Our boats are quick-response craft that can be easily transported to emergency areas. The hulls incorporate patented "V" shaped hull designs, and are built using hand laid "S" glass which produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls; this combination provides for extraordinary stability and handling in rough waters and at high speeds.

                                       12

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

NET  REVENUES
-------------

We generated consolidated revenues for the three and nine months ended September 30, 2005 of $334,671 and 954,971,respectively; as compared to $0 and $110,852 for the three and nine months ended September 30, 2004, repestively. The increase in revenue is due to our increase in boats sales of fire and patrol boats, and recreational boats from our marketing and distribution agreement with Challenger Offshore.

COST  OF  REVENUE
-----------------

We incurred Cost of Revenues for the three and nine months ended September 30, 2005 of $307,564 and $833,756, respectively; as compared to $40,898 and $95,781 for the three and nine months ended September 30, 2004. The Cost of Revenue is due to materials and labor for construction of our boats. The increase in Cost of Revenue is due to our increased marketing efforts for Challenger and the increase in sales of Challenger boats with Xtreme as the distributor and due to materials and labor for construction of our boats which increased overall.

OPERATING  EXPENSES
-------------------

We incurred costs of for the three and nine months ended September 30, 2005 of $452,293 and $1,356,166, respectively; as compared to $223,862 and $1,147,539 for the three and nine months ended September 30, 2004. The increase in Operating Expenses in the current period is primarily due an increase in consulting fees, officer compensation, and legal fees, specifically the legal fees associated with financing documents during the quarter. Expenses were lower in the current period for investor relations.

 Net  loss
 ---------

We had a net loss for the three and nine months ended September 30, 2005 of ($588,711) and ($2,072,138), respectively; as compared to a net loss of ($343,831) and ($1,255,688) for the three and nine months ended September 30, 2004. The Net Loss increased due to our increase in operating expenses, along with increase in interest expense associated with financing transactions.

Basic  and  diluted  loss  per  share
-------------------------------------

Our basic and diluted loss per share for the three and nine months ended September 30, 2005 was ($0.03) and ($.13), respectively; as compared to ($0.03) and ($.14) for the three and nine months ended September 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. If we are unable to raise any additional capital our operations will be curtailed. As of September 30, 2005, we had total Assets of $2,359,284 as compared to $267,187 as of December 31, 2004. The increase is due to the note receivable from Challenger Offshore pursuant to our marketing and distribution agreement., and total Liabilities of $3,796,348 as compared to $1,162,040 as of December 31, 2004. The increase in liabilities was due to our issuance of Convertible Promissory Notes. Cash and cash equivalents were $203,982 as of September 30, 2005 as compared to $110,673 as of December 31, 2004. Our Stockholder Deficit at September 30, 2005 was $1,437,064 as compared to $894,853 as of December 31, 2004. The increase in Stockholders Deficit is due to the issuance of new shares in the nine months ended September 30, 2005.

We had a net usage of cash due to operating activities for the nine months ended September 30, 2005 of $3,336,073 as compared to $349,735 for the nine months ended September 30, 2004. The higher use of cash from operating activities is due to the higher Net Loss and increase in Advances to Challenger. We had net cash provided by financing activities of $3,431,498 and $302,067 for the nine months ended September 30, 2005 and 2004, respectively. The increase is primarily due to the issuance of debentures and promissory notes. We had $206,000 from net borrowings in the nine months ended September 30, 2005 as compared to $195,967 in the corresponding period last year.

FINANCING  ACTIVITIES
---------------------

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 7, 2005, we issued convertible debentures of $72,000 to eFund Capital Partners, LLC. EFund is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share. The convertible debentures pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on July 5, 2010.

In connection with the above financing, we issued a warrant to eFund to purchase 72,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 21, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $120,000. The note carries an interest rate of 0% per year and is due on December 21, 2005. The note carries a discounted amount of $10,000.

On August 5, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $144,000. The note carries an interest rate of 0% per year and is due on January 5, 2006. The note carries a discounted amount of $24,000.

On August 22, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $180,000. The note carries an interest rate of 0% per year and is due on August 22, 2006. The note carries a discounted amount of $30,000.

 On September 1, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000. The note carries an interest rate of 0% per year and is due on September 1, 2006. The note carries a dicounted amount of $12,000.

On September 7, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $108,000. The note carries an interest rate of 0% per year and is due on September 7, 2006. The note carries a discounted amount of $18,000.


On September 15, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $201,000. The note carries an interest rate of 0% per year and is due on September 15, 2006. The note carries a discounted amount of $33,500.

On September 22, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $158,400. The note carries an interest rate of 0% per year and is due on September 22, 2006. The note carries a discounted amount of $26,400.

On September 30, 2005, we issued a promissory note to Dutchess Private Equities Fund, LP in the amount of $236,400. The note carries an interest rate of 0% per year and is due on September 30, 2006. The note carries a discounted amount of $39,400.

On the dates listed below, we sold subordinated convertible promissory notes to those investors and in such amounts as listed below. The Notes are convertible at the lesser of a) a 30% discount to market or b) $0.50 per shares. The Notes bear a 20% interest rate and mature twelve months from the date of issuance.



John Layne                7/20/2005        $ 20,000.00
Gerald Treichel           8/05/2005        $ 10,000.00
Thomas Lutz               9/30/2005        $ 10,000.00

SUBSIDIARY

As  of  September  30,  2005,  we  had  one  subsidiary,  First Responders, Inc.

                                       14

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



                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material impact on our business.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On July 7, 2005, we issued convertible debentures of $228,000 to Dutchess Private Equities Fund, LP. Dutchess is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share. The convertible debentures pay 8% cumulative interest in cash or common stock, at the purchaser's option, at the time of each conversion. The debentures are payable on July 7, 2010.

On July 7, 2005, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $.12 per share. The warrant has a term of five years.

On July 7, 2005, we issued a warrant to eFund Capital Partners, LLC to purchase 72,000 shares of common stock at $.12 per share. The warrant has a term of five years.

On July 19, 2005, we issued 11,765 shares of common stock to Watson Eargle in connection with conversion features of the Promissory Note agreement effective May 12, 2004.

On July 19, 2005, we issued 11,765 shares of common stock to Anthony Longo in connection with conversion features of the Promissory Note agreement effective April 30, 2004.

On July 19, 2005, we issued 11,765 shares of common stock to Steven Sullivan in connection with conversion features of the Promissory Note agreement effective May 13, 2004.

On July 19, 2005, we issued 11,765 shares of common stock to Raymond Champagne in connection with conversion features of the Promissory Note agreement effective April 28, 2004.

On July 19, 2005, we issued 11,765 shares of common stock to Richard Dick in connection with conversion features of the Promissory Note agreement effective May 3, 2004.

On July 19, 2005, we issued 11,765 shares of common stock to Tony Sullivan in connection with conversion features of the Promissory Note agreement effective April 20, 2004.

On July 19, 2005, we issued 166,667 shares of common stock to Howard Nunn in connection with conversion features of the Promissory Note agreement effective June 17, 2004.

On July 22, 2005, we issued 250,000 shares of common stock to Tony Sullivan in connection with conversion features of the Promissory Note agreement effective July 21, 2004.

On July 22, 2005, we issued 250,000 shares of common stock to Steven Sullivan in connection with conversion features of the Promissory Note agreement effective July 21, 2004.

On July 26, 2005, we issued 300,000 shares of common stock to Kevin Ryan for officer compensation, as per his employment agreement.

On September 13, 2005, we issued 250,000 shares of common stock to Wakelin McNeel in connection with conversion features of the Promissory Note agreement effective August 4, 2004.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                       15

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Number           Description  of  Exhibit
-----------     ----------------------------

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

4.35 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated June 16, 2005 (included as Exhibit 4.36 to the Form 10-QSB filed August 15, 2005, and incorporated herein by reference).

4.36 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 16, 2005(included as Exhibit 4.37 to the Form 10-QSB filed August 15, 2005, and incorporated herein by reference).

4.37 Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated August 24, 2005 (included as Exhibit 4.35 to the Form SB-2 filed on August 24, 2005, and incorporated herein by reference).

4.38 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 7, 2005(included as Exhibit 4.38).

4.39 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP dated July 7, 2005 (included as Exhibit 4.39).

4.40 Warrant Agreement between the Company and eFund Capital Partners, dated July 7, 2005(included as Exhibit 4.40).

4.41 Debenture Agreement between the Company and eFund Capital Partners, dated July 7, 2005 (included as Exhibit 4.41).

4.42 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated July 21, 2005 (included as Exhibit 4.42 ).

4.43 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated August 5, 2005 (included as Exhibit 4.43 ).

4.44 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated August 19, 2005 (included as Exhibit 4.44 ).

4.45 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 1, 2005 (included as Exhibit 4.45 ).

4.46 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 7, 2005 (included as Exhibit 4.46 ).

4.47 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 15, 2005 (included as Exhibit 4.47 ).

4.48 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 22, 2005 (included as Exhibit 4.48 ).

4.49 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.49 ).

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

10.21 Investment Agreement between the Company and Preston Capital Partners, dated August 24, 2005 (included as Exhibit 10.21 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

10.22 Placement Agent Agreement between the Company, Preston Capital Partners, and U.S. Euro Securities, dated August 24, 2005 (included as Exhibit 10.22 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

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

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1  Certification  pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification  pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports  Filed  on  Form  8-K

On September 15, 2005, we filed an 8-K regarding Changes in Registrant's Certifying Accountant. Our Board of Directors dismissed Michael Johnson & Co., LLC and appointed the firm Jaspers + Hall, PC as our principal accountant.

On October 25, 2005, we filed an 8-K regarding Entry Into A Material Definitive Agreement. We received a $632,965 order for seven Challenger boats from channel partner Life Line Marine.

                                       16

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTREME  COMPANIES,  INC.
-----------------------------------------
(Registrant)


/s/  Kevin  Ryan
----------------                            November  14,  2005
Kevin  Ryan
President  and  Chief  Executive  Officer


/s/  Laurie  Phillips
---------------------                       November  14,  2005
Laurie  Phillips
Chief  Financial  Officer