Form 10QSB/A
period 2005-09-30
XTREME COMPANIES INC
filed 2005-11-30
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

/s/Jaspers  and  Hall
---------------------
Jaspers  +  Hall,  PC
Denver,  Colorado
November  30,  2005


                                Xtreme Companies
                           Consolidated Balance Sheet
                                                        (Unaudited)
                                                       September 30,    December 31,
ASSETS                                                      2005            2004
                                                       -------------   -------------
CURRENT ASSETS
Cash                                                   $     203,982   $     110,673
Accounts Receivable                                            3,908               -
Prepaid expenses                                               2,955           2,955
Prepaid insurance                                              4,743               -
Deposits                                                           -           4,514
                                                       -------------   -------------
   TOTAL CURRENT ASSETS                                      215,588         118,142
                                                       -------------   -------------

NET PROPERTY & EQUIPMENT                                       5,735           4,440

OTHER ASSETS
Advances to Challenger/MHI                                 2,137,961         144,605
                                                       -------------   -------------

 TOTAL ASSETS                                          $   2,359,284   $     267,187
                                                       =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $     292,872   $     326,266
Payroll tax liabilities                                       94,590         118,375
Deferred revenues                                            177,554          68,000
Short-term convertible promissory notes (net)              1,378,883         232,000
Accrued interest                                             167,055          63,249
                                                       -------------   -------------
     TOTAL CURRENT LIABILITIES                             2,110,954         807,890
                                                        ------------   -------------
LONG TERM LIABILITIES
Convertible debentures(net), related party                 1,685,394         354,150
                                                        ------------   -------------
  TOTAL LIABILITIES                                     $  3,796,348   $   1,162,040
                                                        ------------   -------------
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
                                          ==============    =============     ===============   =============

See accompanying notes to financial statements
See accountant's review report


                                Xtreme Companies
                            Statement of Cash Flows
                                  (Unaudited)

                                                       Three months ended               Nine months ended
                                                          September 30,                    September 30,
                                                  --------------------------      ---------------------------
                                                       2005          2004              2005           2004
                                                  ------------   -----------      ------------   ------------
Cash Flows From Operating Activities:
  Net Income (Loss)                               $  (588,711)   $  (343,832)     $ (2,072,138)  $ (1,255,688)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          297            227               821            777
    Amortization of Debt Discount                      59,329              -            99,406              -
    (Increase)/Decrease in:
      Accounts receivable                              (3,748)             -            (3,908)             -
      Deferred revenues                                67,614              -           109,554              -
      Advances to Challenger/Marine Holdings         (931,181)             -        (1,993,356)             -
      Issuance of stock for services                   54,700        102,996           137,591        955,839
      Issuance of stock for consulting services             -              -           334,365              -
      Accrued Interest                                 46,693          9,335           103,806         16,982
      Accounts payable                                (15,304)       (18,289)           (1,417)       (76,466)
      Accrued expenses                                 (8,477)        (1,500)          (31,977)       (13,000)
      Payroll tax liabilities payable                 (27,293)             -           (23,785)             -
      Deposits                                              -              -             4,514          5,486
      Prepaid insurance & expenses                     (4,743)             -            (4,743)         4,514
      Deferred Compensation                           110,000              -           110,000              -
    Writedown of inventory                                  -              -                 -         84,821
                                                  ------------   -----------      ------------   ------------

Net Cash Used in Operating Activities               (1,240,824)     (251,063)       (3,231,267)      (349,735)
                                                  ------------   -----------      ------------   ------------
Cash Flow From Investing Activities:
  Purchase of equipment                                                    -            (2,116)             -
                                                  ------------   -----------      ------------   ------------

Net Cash used in Investing Activities                        -             -            (2,116)             -
                                                  ------------   -----------      ------------   ------------

Cash Flow From Financing Activities:
  Proceeds from related party convertible debts      1,347,629             -         2,540,147              -
  Payments on notes payable                                  -             -            (8,000)       (36,033)
  Proceeds from notes payable                           40,000       135,000           214,000        232,000
  Issuance of stock/warrants for debt inducement             -             -           250,774              -
  Beneficial conversion feature expense                 20,572        69,600           329,771        106,100
                                                  ------------   -----------      ------------   ------------

Net Cash Provided By Financing Activities            1,408,201       204,600         3,326,692        302,067
                                                  ------------   -----------      ------------   ------------

(Decrease) Increase in Cash                            167,377       (46,463)           93,309        (47,668)

Cash and Cash Equivalents - Beginning of period.        36,605        60,547           110,673         61,752
                                                  ------------   -----------      ------------   ------------

Cash and Cash Equivalents - End of period         $    203,982   $    14,084      $    203,982   $     14,084
                                                  ============   ===========      ============   ============
Supplemental Cash Flow Information:
  Interest paid                                   $          -   $         -      $          -   $          -
                                                  ============   ===========      ============   ============
  Taxes paid                                      $          -   $         -      $          -   $          -
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

We had a net usage of cash due to operating activities for the nine months ended September 30, 2005 of $3,231,267 as compared to $349,735 for the nine months ended September 30, 2004. The higher use of cash from operating activities is due to the higher Net Loss and increase in Advances to Challenger. We had net cash provided by financing activities of $3,326,692 and $302,067 for the nine months ended September 30, 2005 and 2004, respectively. The increase is primarily due to the issuance of debentures and promissory notes. We had $206,000 from net borrowings in the nine months ended September 30, 2005 as compared to $195,967 in the corresponding period last year.

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

4.38 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 7, 2005(included as Exhibit 4.38 to the Form 10-QSB filed on November 15, 2005).

4.39 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP dated July 7, 2005 (included as Exhibit 4.39 to the Form 10-QSB filed on November 15, 2005).


4.40 Warrant Agreement between the Company and eFund Capital Partners, dated July 7, 2005(included as Exhibit 4.40 to the Form 10-QSB filed on November 15, 2005).

4.41 Debenture Agreement between the Company and eFund Capital Partners, dated July 7, 2005 (included as Exhibit 4.41 to the Form 10-QSB filed on November 15, 2005).


4.42 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated July 21, 2005 (included as Exhibit 4.42 ).

4.43 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated August 5, 2005 (included as Exhibit 4.43 to the Form 10-QSB filed on November 15, 2005).


4.44 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated August 19, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed on November 15, 2005).
..

4.45 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 1, 2005 (included as Exhibit 4.45 to the Form 10-QSB filed on November 15, 2005).

4.46 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 7, 2005 (included as Exhibit 4.46 to the Form 10-QSB filed on November 15, 2005).


4.47 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 15, 2005 (included as Exhibit 4.47 to the Form 10-QSB filed on November 15, 2005).


4.48 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 22, 2005 (included as Exhibit 4.48 to the Form 10-QSB filed on November 15, 2005).

4.49 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.49 to the Form 10-QSB filed on November 15, 2005).
..

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

XTREME  COMPANIES,  INC.
-----------------------------------------
(Registrant)


/s/  Kevin  Ryan
----------------                            November  30,  2005
Kevin  Ryan
President  and  Chief  Executive  Officer


/s/  Laurie  Phillips
---------------------                       November  30,  2005
Laurie  Phillips
Chief  Financial  Officer