Form 10KSB
period 2005-12-31
XTREME COMPANIES INC
filed 2006-04-14
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

       [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                               300 WESTLINK DRIVE
                              WASHINGTON, MO  63090
             (Address a of principal executive offices and principal
                               place of business)
                                                -

                                 (636) 390-9000
                                 --------------
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                              PAR VALUE PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer had $1,783,626 in revenues for the fiscal year ended December 31, 2005.

As of March 31, 2005 the aggregate market value of the Issuer's common stock held by non-affiliates was $1,642,860 (based on the closing price of $0.12 per share of common stock on March 31, 2005 as reported by the Over-the-Counter Bulletin Board).

The Issuer had 23,801,376 shares of common stock outstanding as of March 31, 2006.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                             XTREME COMPANIES, INC.
                                  FORM 10-KSB

TABLE  OF  CONTENTS

PART  I                                                                    PAGE  NO.

ITEM  1.     DESCRIPTION OF BUSINESS.                                          2
ITEM  2.     DESCRIPTION OF PROPERTY.                                          8
ITEM  3.     LEGAL PROCEEDINGS.                                                8
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              8

PART  II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         9
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.       13
ITEM  7.     FINANCIAL STATEMENTS.                                            23
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
             AND FINANCIAL DISCLOSURE.                                        37
ITEM  8A.    CONTROLS AND PROCEDURES.                                         37
ITEM  8B.    OTHER INFORMATION.                                               38

PART  III
ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.               38
ITEM  10.    EXECUTIVE COMPENSATION.                                          40
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                      40
ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  41
ITEM  13.    EXHIBITS.                                                        44
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          45

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

OVERVIEW

We design and manufacture high-performance commercial boats used by fire, police, and military personnel for fire, rescue and patrol. We are a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble our products in-house. Our products combine innovative designs with power, safety, handling and stability to create boats designed to protect and save lives. We market our low cost, rapid response boats directly to municipalities and other government agencies such as fire departments, police departments, city port-authorities and the military.

At December 31, 2005, we were also the exclusive distributor of leisure, fishing and performance boats manufactured and assembled by Marine Holdings, Inc., a Missouri corporation, distributed and sold under the Challenger Offshore name. The Challenger boats range in size from 19 ft. to 97 ft., with prices ranging from $31,495 to $5.8 million. Marine Holdings manufactures many of their boats using hulls structurally designed by world-renowned naval architects, as well as the patented D-DC hulls. We distributed the Challenger boats through a nationwide dealer network.

On February 28, 2006, we acquired one-hundred percent of the total outstanding shares of Marine Holdings, Inc., In connection with this transaction, we paid in full existing loans of Marine Holdings, Inc. at Sun Security Bank. We generated funding for payment of these loans through new loans in the amount of $4,123,627.

We are a publicly traded company, which trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "XTME."

The address of our principal executive office is 300 Westlink Drive, Washington, MO 63090. Our telephone number is (636) 390-9000. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

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

As Xtreme Companies, Inc., our business was to assist in the acquisition, development and finance of energy-related entities. To that end, on April 26, 2002, we executed an Acquisition Agreement with Waste Renewal Systems, Inc., a Nevada Corporation. As a wholly-owned subsidiary, Waste Renewal Systems, Inc., provided an innovative and proprietary waste processing solution for municipal solid waste disposal. Further, on May 15, 2002, we executed an Acquisition Agreement with Nucon International, Inc. a Nevada Corporation who later changed its name to Nuclear Reduction Systems, Inc. As a wholly-owned subsidiary, Nuclear Reductions Systems, Inc. provided cutting edge technology in the nuclear waste treatment industry.

In July 2003, we discontinued the operation of our wholly-owned subsidiaries, Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc., due to the failure to negotiate satisfactory terms for the extension of the license agreements and our inability to commercialize our products.

On October 1, 2003, we entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc. a Delaware corporation. As a result of the transaction, Rockwell Power Systems, Inc. became our wholly-owned subsidiary. Under this Agreement, we. purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 million shares of its common stock.

Rockwell Power Systems was incorporated in Delaware on January 29, 2001 under the name Rockwell Healthcare Systems, Inc. We changed its name on April 12, 2001 to Rockwell Power Systems. We had no operations until October 1, 2003 when we purchased the Fire & Rescue and the Recreational Boat Division from Sonic Jet Performance, Inc. Pursuant to the Bill of Sale Agreement, Rockwell was granted a license for a period of twenty years to the use the "Sonic Jet Performance" name. Additionally, Rockwell was granted the authority to market and sell Fire and Rescue and Recreational boats everywhere in the world except the Middle East, including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen.

From October 1, 2003 until February 28, 2005, we focused our efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes. On March 1, 2005, we signed an exclusive distribution and marketing agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, and Ronald DiBartolo and Gailynn DiBartolo, owners of all outstanding shares of common stock of Marine Holdings, Inc. Pursuant to the Marketing and Distribution Agreement, we administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

We provided our key personnel, resources and capital to Marine Holdings, Inc., to facilitate the sales of Marine's products through dealer networks, industry trade shows, direct selling and other distributors. All purchase orders flowed through us and were immediately assigned to Marine for fulfillment. Marine procured all inventory and assumed responsibility for the shipment and delivery of all of its products ordered by the purchaser. We received a five percent cash commission, based on the total sales price as represented on purchase orders received by us or Marine for all product sales.

We paid an additional five percent of the total outstanding shares of Xtreme on the closing date to Challenger for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement. Furthermore, Challenger offered us the option to purchase one-hundred percent of the outstanding shares of the Challenger shares.

In March 2005, we permanently relocated all our operations to Marine Holdings, Inc. headquarters in Washington, Missouri. We did not pay rent to Marine Holdings, pursuant to our Marketing and Distribution Agreement. Effective May 31, 2005, we entered into an agreement to terminate our lease for 3,000 square feet of office and assembly space in Stanton, California. Effective May 31, 2005, we entered into an agreement to terminate our lease for 3,000 square feet of storage space in Riverside, California. On February 28, 2006, we finalized the acquisition of Marine Holdings, Inc.

INDUSTRY  BACKGROUND  -  PERFORMANCE  BOATS  AND  CABIN  CRUISERS

In the early 1980's, Don Aronow created the first "go fast" boat and was therefore credited as becoming the architect of the Performance Boat Industry. The boat he manufactured was long, skinny, and white, and looked very similar to a cigarette, which was the basis for the name he gave his boat manufacturing company - Cigarette. From that point forward, the performance boating industry has continued to grow. There are many competitors and the demand for this style of boat is very high.

The cabin cruiser boats have been around for many more years than the performance boats. Cabin cruisers are family friendly boats which can carry from five to 15 people, or more, depending on the size of the boat. These boats often have decks and open bows which allow for more passengers, and also allows for more varied use of the boat. These boats typically go at speeds much lower than a performance boat, which allows for them to pull skiers, as well, which is not feasible in most instances with a performance boat.

INDUSTRY  BACKGROUND  -  MISSION  SPECIFIC  BOATS

We believe the best opportunity in the mission specific boating industry for business expansion is providing boats for Homeland Security fulfillment, defense, surveillance, and emergency response to municipalities and governments. After the terrorist acts on September 11, the United States government took a wide range of urgent steps to protect the Nation's highest risk targets and critical infrastructure systems such as nuclear power plants, hydroelectric dams, telecommunication nodes, border crossings, chemical facilities, sea and water ports, water and sewer plants, electric power plants, gas pipelines, dams and bridges. This includes protecting the open coastline, waterways, and private industrial sites such as nuclear power plants and oil refineries

In addition to the increase in federal funding for homeland security, two other important programs are in place that will benefit those fire departments and private organizations looking to participate and take advantage of the additional funding being provided to these specific areas. These programs include: The 2005 Assistance to Firefighters Grant Program presented by the Office of Domestic Preparedness, or ODP, and Operation Safe Commerce, or OSC funding.

The ODP is currently offering $650 million in grants to fire departments across the United States. With Fireboats being elevated to a Priority One Status for this year's grant program, we have aggressively pursued the more than 5,200 fire departments with responsibilities on the water by offering a grant assistance program for any fire department interested in purchasing one of our boats. So far the program has been well received with more than thirty fire departments applying. However, we cannot determine if the ODP will grant any awards to fire departments that apply, if any.

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

PRODUCTS

Our mission specific boats combine power, safety, handling and stability in rough water along with high-speed performance. The innovative patents and patents-pending that we license, give the boats eye-catching visual market retention, and a competitive advantage in the boating industry, home defense and world markets.

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

                                  PRODUCT SPECIFICATIONS
                                  ----------------------
    Model     Load Capacity     Fuel Capacity     Towing Capacity     Passenger Capacity
    -----     -------------     -------------     ---------------     ------------------
   12 Foot      2,200 lbs.        32 gallons        7,000 lbs.                 5
   15 Foot      5,500 lbs.        58 gallons       10,000 lbs.                 7

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

PATROL  RESCUE  JET
The Patrol Rescue Jet is designed to provide security in inland waterways and in harbors. With a speed of up to 55 miles per hour, the Patrol Rescue Jet can deliver law enforcement and emergency assistance to virtually any location on or around the water. This boat is available in either a 12 foot design or a 15 foot design.

FIRE  AND  RESCUE  JET
The Fire and Rescue Jet is designed to fight fires on the water and in near shore areas. The Fire Rescue Jet comes equipped with a patented water pump that can supply up to 750 gallons of water per minute. The Fire and Rescue Jet is uniquely designed so one person can control the boat and the fire apparatus. This boat is also available in either a 12 foot design or a 15 foot design.

CHALLENGER  OFFSHORE  BOATS

Challenger's high performance series is designed and manufactured using proven technology and equipment, including the patented D-DC hull. Our performance series consists of nine cuddy and open bow models, ranging in size from 24 ft. to 42 ft. with prices ranging from $69,995 to $279,995.

Challenger's sport cabin cruiser line, the Z-Series, is built with the same quality and attention to detail as our performance series. The Z-Series consists of a variety of sport boats and family cruisers including deck boats, cuddies, open bows and cabin cruisers with ten models to choose from ranging in size from 19 ft. to 31 ft. and ranging in price from $31,495 to $129,995.

Each of Challenger's Sport Fish luxury yachts have been structurally designed by world-renowned naval architects, and are built with the same craftsmanship as our performance and z-series. Each of our eight vessels has a unique structure, ranging in size from 35 ft. to 97 ft. Prices for luxury fishing yachts start at $140,000 and continue on up to $5.8 million.

SALES  AND  MARKETING

As of December 31, 2005, we used a direct sales team consisting of three team members which sell our products primarily in the United States. Furthermore, we currently work with an independent sales agent to sell our products throughout the United States. Through personal presentation, consultation and collaboration with government agencies, municipalities, and national foundations, we plan to provide demonstrator products for law enforcement, fire, rescue, patrol, and military departments for expositions, training, agency certifications, and demonstrations. In December 2005, we completed production of a 15 foot demonstrator boat, which we believe will greatly benefit our sales efforts. The boat is located in our Washington, MO plant, and is scheduled for shipment to Florida in March 2006, where it will be used by our sales team for customer demonstrations.

Our marketing efforts include participating in industry trade shows, direct assistance to fire departments and municipalities for grant applications and communicating through our corporate website.

CUSTOMERS

Our target market for Xtreme boats is primarily fire departments, port authorities, and other governmental agencies. Thus, we have a limited potential customer base. The target market for Challenger Offshore boats is boat dealers and distributors in the United States, along with marine patrol agencies interested in a larger boat than the Xtreme patrol boat. The customer base is not limited. Typically, the end user is a second or third time boat owner, who is experienced enough as a driver and as a consumer, to want a larger and higher powered boat.

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

Our  sales  in  2005  include:

Crescent  City  Fire  Department
Crescent  City,  CA

Shuanyi  Industries  Company
Taiwan

City  of  Philadelphia  Police  Department
Philadelphia,  PA

Life  Line  Marine
Washington,  MO  63090
Accounted  for  $788,938  (44.2%)  of  FY05  Sales

Wayton  Marine  International
Southlake,  TX  76092
Accounted  for  $313,464  (17.6%)  of  FY05  Sales

STRATEGIC  RELATIONSHIPS

On March 1, 2005, we signed an exclusive distribution and marketing agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, and Ronald DiBartolo and Gailynn DiBartolo, owners of all outstanding shares of common stock of Marine Holdings, Inc. Pursuant to the Marketing and Distribution Agreement, we administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name. We provided our key personnel, resources and capital to Marine to facilitate the sales of Marine's products through dealer networks, industry trade shows, direct selling and other distributors. All purchase orders flowed through us and were immediately assigned to Marine for fulfillment. Marine procured all inventory and assumed responsibility for the shipment and delivery of all of its products ordered by the purchaser. We received a five percent cash commission, based on the total sales price as represented on purchase orders received by us or Marine for all product sales.

We paid an additional five percent of the total outstanding shares of Xtreme on the closing date to Challenger for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement. Furthermore, Challenger will offered us the option to purchase one-hundred percent of the outstanding shares of the Challenger shares upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.

On February 28, 2006, we exercised our option to acquire all of the stock of Marine Holdings, Inc. d/b/a Challenger. In exchange for $4.3 million in cash, we received the challenger business and assets including a gross order backlog of $1.6 million, boat inventory, boat molds and real estate which includes Challenger's 65,000 square foot boat manufacturing facility located on 12 acres in Washington, MO.

On June 5, 2005, we entered into a Manufacturer Direct Program agreement with Z Yachts, Inc., located in Alpharetta, Georgia, for an initial term of one year and renewable on a yearly basis thereafter unless either party gives written notice of non-renewal no later than 90 days prior to the expiration of the original term, or any renewal term of the agreement. Either party may terminate the agreement at any time upon 90 days written notice to the other party, for "Just Cause." Under the terms of the agreement, Z Yachts will market and distribute the Xtreme and Challenger Offshore boats to their existing and future clientele.

On May 1, 2005, we entered into a Manufacturer Direct Program agreement with Wayton Marine International, located in Southlake, Texas, for an initial term of one year and renewable on a yearly basis thereafter unless either party gives written notice of non-renewal no later than 90 days prior to the expiration of the original term, or any renewal term of the agreement. Either party may terminate the agreement at any time upon 90 days written notice to the other party, for "Just Cause." Under the terms of the agreement, Wayton Marine will market and distribute the Xtreme and Challenger Offshore boats to their existing and future clientele in the State of Texas.

COMPETITION

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms. Most of our competitors have considerably greater, financial, marketing and technological resources than we do which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, as a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

We  believe  our  main  competitors  for  our  Xtreme  boats  include:

- Boston Whaler offers a wide range of commercial and recreational products. Their fireboats typically exceed twenty feet in length.

- Nichols Bros also manufactures a large variety of commercial boats. They primarily build large boats at extravagant costs. To our knowledge, their newest fireboat is 105 feet in length and was delivered at a cost of $8.9 Million.

- Triad Marine offers commercial and recreational inflatable boats ranging in size from eight to thirty feet in length.

- Safe Boats builds inflatable rigid hull patrol boats ranging in size from nine feet to thirty-nine feet in length.

- Nautica International manufactures patrol boats, commercial boats and recreational boats.

- Silver Ships and Northwind Marine manufactures a line of commercial and fire boats primarily 25-feet in length and above.

We  believe  our  main  competitors  for  our  Challenger  boats  include:

- Fountain manufactures racing, sport boats and fishing boats from 27 feet to 48 feet.

- Formula manufactures performance vessels from 25 to 38 feet and a line of cabin cruiser ranging in size from 29 to 34 feet.

- Donzi manufactures performance vessels from 28 to 38 feet. The also own a subsidiary under the name of Proline, offering center console fishing boats from 28 to 34 feet.

- Celebrity is a large production manufacturer of sport boats, small cabin cruisers, deck boats and bow riders. They utilize a large dealer network throughout the United States and overseas.

- Crownline is a large production manufacturer of sport boats ranging in size from 18 to 33 feet.

- Sea Ray is a large well-respected manufacturer with models ranging in size from 19 to 67 feet. The majority of their sales are for boats in the 19 to 29 foot range. They also custom build flybridge models from 44 to 87 feet.

We believe our products offer the following advantages over competitive products:

- Durability: Our hulls are constructed using hand laid "S" glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

- High Performance and Stability: Most boats comparable in size to the Xtreme boats, and are capable of exceeding 55 miles per hour, are inherently unstable and virtually uncontrollable at those speeds. Management believes the patented "V" shape hull design makes the boats safe and stable at high speeds, thereby eliminating this problem. The Challenger performance series also utilizes a "V" shape hull design that creates a much more stable boat at high speeds, as well as improved performance in the water.

- Best Cost: The prices for our commercial boats are competitive with the prices offered by competitors.

OPERATIONS

The hulls for our fire and rescue boats were manufactured in Nanning, China. We currently have a surplus of hulls in our manufacturing facility in Washington, Missouri. If and when our supply of hulls is depleted, we will use our current facility to manufacture the boats. Decks and hulls for the Challenger boats are manufactured in the Washington, Missouri manufacturing facility.

Boat prototyping and boat assembly is performed in Washington, Missouri, utilizing the Marine Holdings, Inc., manufacturing facility and personnel.

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

INTELLECTUAL  PROPERTY

Our intellectual property is important to our business. We rely on a combination of license rights, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. We license patents and patents-pending which relate to the construction and design of the sleek, progressive "V" and double pad-bottomed "V-hull" boat. The hull is designed so that as water hits the hull, it flows to the next convenient degree, creating a lift and literally raising the boat to the top of the water.

We operate under a licensing agreement with Albert Mardikian who owns a patented progress v-hull design patent #6168481. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted thereunder may not be held valid if subsequently challenged.

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

EMPLOYEES

We presently employ three employees in the United States, including administrative, management and marketing personnel. We also utilize one contractor, who assists us in our sales efforts.

REGULATORY  RESTRICTIONS  ON  OUR  BUSINESS

ENVIRONMENTAL  MATTERS
We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. However, we do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties, we may be required to pay, or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected.

OTHER  REGULATORY  MATTERS
Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the EPA and the Occupational Safety and Health Administration, or OSHA, monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations. For example, we are subject to federal regulation under the Boat Safety Act of 1971 that requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Although manufacturers of certain equipment we use in our boats have instituted recalls, there has never been a recall resulting from our design or manufacturing process.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The address of our principal executive office is 300 Westlink Drive, Washington, Missouri. On October 1, 2003, we entered into a lease agreement with York Industrial Park to lease approximately 3,000 square feet of office space that included administrative offices and assembly facilities. The term of the lease was month to month. The annual rent was $19,140 plus utilities, taxes and maintenance. Effective May 31, 2005, we entered into an agreement to terminate our lease at this facility.

Furthermore, on December 1, 2003, we entered into a lease agreement with Marlborough Equities to lease approximately 3,000 square feet of storage space in Riverside California. The annual rent for this space was $26,400. The term of the lease for this space was month to month. Effective May 31, 2005, we entered into an agreement to terminate our lease at this facility.

On February 28, 2006, as part of the Challenger acquisition, we acquired real estate which includes Challenger's 65,000 square foot boat manufacturing facility located on 12 acres in Washington, MO.

ITEM  3.  LEGAL  PROCEEDINGS.

We believe that there are no claims or litigation pending against the company or our officers and directors in their roles as such, the outcome of which could have a material adverse effect on our financial condition or operating results.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock trades on the OTC Bulletin Board on under the symbol "XTME.OB". Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

                          HIGH       LOW
                          ----       ---
2004  FISCAL  YEAR
        First Quarter     $ .25     $ .11
        Second Quarter    $ .75     $ .13
        Third Quarter     $ .70     $ .38
        Fourth Quarter    $1.25     $ .52

2005  FISCAL  YEAR
        First Quarter     $ .48     $ .15
        Second Quarter    $ .43     $ .15
        Third Quarter     $ .27     $ .12
        Fourth Quarter    $ .22     $ .10

We declared a 100-for-one reverse stock split of outstanding common stock effective September 26, 2003. We declared a 10-for-1 reverse split of the outstanding common stock effective January 30, 2004.

SHAREHOLDERS

As of March 31, 2006, there were approximately 1,002 holders of record of our common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

CONVERTIBLE  DEBENTURES:

On January 3, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, L.P, in the amount of $240,000, at a discount of $40,000. The debenture has an 8% interest rate and is due and payable January 3, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price of the common stock during the fifteen trading days prior to the Conversion Date or
(ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 240,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 8, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable March 8, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 10, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 18, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On April 18, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $84,000, at a discount of $14,000. The debenture has an 8% interest rate and is due and payable April 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at .35 per share. The warrant has a term of five years.

On May 5, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has an 8% interest rate and is due and payable May 5, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at .22 per share. The warrant has a term of five years.

On May 13, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has an 8% interest rate and is due and payable May 13, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .20 per share. The warrant has a term of five years.

On May 18, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $101,817, at a discount of $26,817. The debenture has an 8% interest rate and is due and payable May 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 101,817 shares of common stock at .20 per share. The warrant has a term of five years.

On May 20, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable May 20, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at .20 per share. The warrant has a term of five years.

On June 16, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $30,000. The debenture has an 8% interest rate and is due and payable June 16, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $0.16 per share. The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $28,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to eFund to purchase 72,000 shares of common stock at .12 per share. The warrant has a term of five years.

On November 1, 2005, we entered into a twelve month consulting agreement with Dutchess Advisors, LLC. In connection with the consulting agreement, we entered into a Convertible Debenture Agreement with Dutchess Advisors, LLC, in the amount of $500,000, at a discount of $497,000. The debenture has a 5% interest rate and is due and payable November 1, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the five trading days immediately preceding the Closing Date of the Transaction.

PROMISSORY  NOTES:

On July 21, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000. The note carries an interest rate of 0% per year and is due on December 21, 2005. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $120,000. The Note was extended and is due and payable. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000. The note carries an interest rate of 0% per year and is due on January 5, 2006. The note carries a discounted amount of $24,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $144,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000. The note carries an interest rate of 0% per year and is due on August 22, 2006. The note carries a discounted amount of $30,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $180,000.

 On September 1, 2005, we issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000. The note carries an interest rate of 0% per year and is due on September 1, 2006. The note carries a discounted amount of $12,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $72,000.

On September 7, 2005, we issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $108,000. The note carries an interest rate of 0% per year and is due on September 7, 2006. The note carries a discounted amount of $18,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $108,000.

On September 15, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000. The note carries an interest rate of 0% per year and is due on September 15, 2006. The note carries a discounted amount of $33,500. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $201,000.

On September 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400. The note carries an interest rate of 0% per year and is due on September 22, 2006. The note carries a discounted amount of $26,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $158,400.

On September 30, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400. The note carries an interest rate of 0% per year and is due on September 30, 2006. The note carries a discounted amount of $39,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $236,400.

On October 7, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000. The note carries an interest rate of 0% per year and is due on October 7, 2006. The note carries a discounted amount of $37,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $222,000.

On October 14, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000. The note carries an interest rate of 0% per year and is due on October 14, 2006. The note carries a discounted amount of $32,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $192,000.

On November 1, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000. The note carries an interest rate of 0% per year and is due on November 1, 2006. The note carries a discounted amount of $26,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $156,000.

On November 9, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The note carries an interest rate of 0% per year and is due on November 9, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

On November 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000. The note carries an interest rate of 0% per year and is due on November 22, 2006. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $17,234 of this Note was repaid, and the balance at December 31, 2005 is $42,766.

On December 6, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The note carries an interest rate of 0% per year and is due on December 6, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

SHARES  ISSUED  FOR  ACQUISITIONS

We issued 557,275 shares of common stock valued at $83,591 to Ron DiBartolo of Marine Holdings, Inc. in conjunction with the Marketing and Distribution
Agreement dated March 1, 2005. The shares were accounted for as marketing expenses.

SHARES  ISSUED  FOR  CONSULTING  SERVICES

On March 7, 2005, we issued 2,229,101 shares of common stock valued at $334,365 to Dutchess Advisors LLC for consulting services.


PRIVATE  PLACEMENTS:

During October 2005, we issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners. As of December 31, 2005, we had not received proceeds for 332,601 shares. We received proceeds for these shares on January 19, 2006.

In the year ended December 31, 2005, we raised $220,000 from the following individual investors on the date and in the amount described below. We issued convertible promissory notes with a 20% rate and a conversion feature equal to a 30% discount to market at the time of conversion.

                       NAME         AMOUNT RECEIVED  DEPOSIT  DATE
                       ----         ---------------  -------------
                 Patrick Connelly     $ 10,000.00     04/14/2005
                 ----------------     -----------     ----------
                  Ronald Feldman      $ 20,000.00     05/06/2005
                  --------------      -----------     ----------
                   Ronald Feldman     $  4,000.00     05/06/2005
                   --------------     -----------     ----------
                 Raymond Champagne    $ 10,000.00     05/06/2005
                 -----------------    -----------     ----------
                   Dennis Gerber      $ 20,000.00     05/23/2005
                   -------------      -----------     ----------
                   Sandra Walls       $ 10,000.00     06/08/2005
                   ------------       -----------     ----------
                  Mike Lochirco       $100,000.00     06/17/2005
                  -------------       -----------     ----------
                    John Layne        $ 20,000.00     07/20/2005
                    ----------        -----------     ----------
                  Gerald Treichel     $ 10,000.00     08/05/2005
                  ---------------     -----------     ----------
                    Thomas Lutz       $ 10,000.00     09/30/2005
                    -----------       -----------     ----------
                   Arnold Kramer      $  6,000.00     10/20/2005
                   -------------      -----------     ----------

The securities issued in the foregoing transactions were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

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

CRITICAL  ACCOUNTING  POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, property and equipment and issuance of shares for service.

We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced. Xtreme fire rescue and patrol boats are sold customarily sold with terms of 50% of the invoiced boat amount due and payable prior to work beginning on the boat, with the balance due upon delivery. The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger
Offshore product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced. All boats are sold FOB Washington, Missouri plant. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. As a result of our sales terms, the likelihood of uncollectible accounts receivable remains low.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years).

Leasehold improvements are amortized over the remaining lease term at the date of installation. Expenditures for maintenance and repairs are charged to expense as incurred.

GOING  CONCERN  OPINION

Our audited financial statements for the fiscal year ended December 31, 2005, reflect a net loss of $2,416,967 and net cash flows used by operations of $3,543,056. The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2005  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2004

NET  REVENUES

For the year ended December 31, 2005, we generated net revenues of $1,783,626 as compared to net revenues of $164,712 for the year ended December 31, 2004. During 2005, the major change in our business which impacted revenues that beginning March 1, 2005, we became the sole distributor for Challenger Offshore boats manufactured by Marine Holdings, Inc. Revenue from Challenger Offshore boats was $1,455,420 for the nine month period that the Distributor Agreement was in place.

COST  OF  GOODS  SOLD

We incurred costs of sales of $1,550,696 for the twelve months ended December 31, 2005, as compared to $129,211 for the twelve months ended December 31, 2004. On a percentage basis, cost of goods sold increased from 78.4% to 86.9% of revenues. The main factor that led to the increase was that beginning March 1, 2005, we became the sole distributor for Challenger Offshore boats manufactured by Marine Holdings, Inc. Cost of goods sold from Challenger Offshore boats was $1,385,714. Per the Distributor Agreement, we received a 5% commission on the total sales price to the customer.

OPERATING  EXPENSES

Operating expenses increased to $1,670,498 for the year ended December 31, 2005 as compared to $1,290,826 for the year ended December 31, 2004. The increase in operating expenses for the year ended December 31, 2005 occurred primarily as a result of:

--- On March 7, 2005, Consulting Fees of $334,365 were recorded for the issuance of 2,229,101 shares to Dutchess Advisors

--- During 2005, Documentation Fees of $187,500 were recorded in connection with Dutchess debentures and promissory notes, compared to $0 expense in 2004.

--- During 2005, we paid $373,440 for investor relations as compared to $183,150 in 2004, for an increase of $190,290.

--- Marketing Fees of $83,591 were recorded on March 7, 2005, for the issuance of 557,275 shares to Ron DiBartolo in connection with the Marketing and Distribution agreement signed with Marine Holdings.

INTEREST  EXPENSE

Interest expense increased from $210,207 to $979,399 from the prior year period, reflecting the costs of borrowing funds with promissory notes, as well as the warrants issued in connection with debentures. Each of our notes and debentures are issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant. Also, our debentures are issued with a conversion preference to the Holder in the event of default, which are included in interest expense on the financial statements.

NET  LOSS

We had a net loss of ($2,416,967) for the twelve months ended December 31, 2005 as compared to ($1,465,532) for the twelve months ended December 31, 2004. Non cash charges to income comprised $1,510,930 and $1,517,176 for the years ended December 31, 2005 and 2004 are summarized as follows:


                                                              Year Ended
                                                       -------------------------
                                                       12/31/2005     12/31/2004
                                                       ----------     ----------
Stock  issued  for  services                           $  415,727     $  330,272
Stock  issued  for  officer  compensation                  53,700        111,929
Stock issued for director compensation                          0        149,240
Depreciation  &  amortization                             245,880        207,246
Issuance  of  warrants                                    216,750          1,888
Debt  conversion  feature  expense                        329,771        185,200
Debt  inducement  expense                                 249,102        154,000
                                                       ----------     ----------
                                                        1,510,930      1,139,775

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2005, we had Total Current Assets of $778,916 compared to $118,142 as of December 31, 2004. This was due primarily to a $220,713 increase in cash in the bank and a $375,000 increase in inventory. As of December 31, 2005, we had Total Current Liabilities of $3,203,805, compared to $807,890, as of December 31, 2004. This was due primarily to a $2,014,708 increase in Dutchess Convertible Promissory Notes, a $181,718 increase in WIP inventory loans, and a $100,000 increase in outstanding Private Promissory Notes. Our Stockholders' Equity at December 31, 2005 was a deficit of ($1,694,008).

During 2005, we issued promissory notes to related parties in the amount of $2,014,708 as more fully described in the financing section below. At December 31, 2005, $55,134 of these notes were repaid. We issued private promissory notes of $220,000 in 2005 and carry a balance of $112,000 on notes placed in 2004. None of these notes were repaid in 2005.

As of December 31, 2005, we had debt of $4,846,100, including convertible debentures which total $1,642,295. We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009 and 2010. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

We continue to require additional funding at this time. We believe we will be able to secure funding from our current investors, but there is no assurance we will be able to do so. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default. We may not be able to able to meet our debt service obligations.

FINANCING  ACTIVITIES

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

On January 3, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, L.P, in the amount of $240,000, at a discount of $40,000. The debenture has an 8% interest rate and is due and payable January 3, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price of the common stock during the fifteen trading days prior to the Conversion Date or
(ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 240,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 8, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable March 8, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 10, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 18, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On April 18, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $84,000, at a discount of $14,000. The debenture has an 8% interest rate and is due and payable April 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at .35 per share. The warrant has a term of five years.

On May 5, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has an 8% interest rate and is due and payable May 5, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at .22 per share. The warrant has a term of five years.

On May 13, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has an 8% interest rate and is due and payable May 13, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .20 per share. The warrant has a term of five years.

On May 18, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $101,817, at a discount of $26,817. The debenture has an 8% interest rate and is due and payable May 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 101,817 shares of common stock at .20 per share. The warrant has a term of five years.

On May 20, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable May 20, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at .20 per share. The warrant has a term of five years.

On June 16, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $30,000. The debenture has an 8% interest rate and is due and payable June 16, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $0.16 per share. The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $28,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to eFund to purchase 72,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 21, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000. The note carries an interest rate of 0% per year and is due on December 21, 2005. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $120,000. The Note was extended and is due and payable. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000. The note carries an interest rate of 0% per year and is due on January 5, 2006. The note carries a discounted amount of $24,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $144,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000. The note carries an interest rate of 0% per year and is due on August 22, 2006. The note carries a discounted amount of $30,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $180,000.

 On September 1, 2005, we issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000. The note carries an interest rate of 0% per year and is due on September 1, 2006. The note carries a discounted amount of $12,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $72,000.

On September 7, 2005, we issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $108,000. The note carries an interest rate of 0% per year and is due on September 7, 2006. The note carries a discounted amount of $18,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $108,000.

On September 15, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000. The note carries an interest rate of 0% per year and is due on September 15, 2006. The note carries a discounted amount of $33,500. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $201,000.

On September 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400. The note carries an interest rate of 0% per year and is due on September 22, 2006. The note carries a discounted amount of $26,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $158,400.

On September 30, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400. The note carries an interest rate of 0% per year and is due on September 30, 2006. The note carries a discounted amount of $39,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $236,400.

On October 7, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000. The note carries an interest rate of 0% per year and is due on October 7, 2006. The note carries a discounted amount of $37,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $222,000.

On October 14, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000. The note carries an interest rate of 0% per year and is due on October 14, 2006. The note carries a discounted amount of $32,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $192,000.

On November 1, 2005, we entered into a twelve month consulting agreement with Dutchess Advisors, LLC. In connection with the consulting agreement, we entered into a Convertible Debenture Agreement with Dutchess Advisors, LLC, in the amount of $500,000, at a discount of $497,000. The debenture has a 5% interest rate and is due and payable November 1, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the five trading days immediately preceding the Closing Date of the Transaction.

On November 1, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000. The note carries an interest rate of 0% per year and is due on November 1, 2006. The note carries a discounted amount of $26,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $156,000.

On November 9, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The note carries an interest rate of 0% per year and is due on November 9, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

On November 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000. The note carries an interest rate of 0% per year and is due on November 22, 2006. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $17,234 of this Note was repaid, and the balance at December 31, 2005 is $42,766.

On December 6, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The note carries an interest rate of 0% per year and is due on December 6, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

In the year ended December 31, 2005, we raised $220,000 from the following individual investors on the date and in the amount described below. We issued convertible promissory notes with a 20% interest rate and a conversion feature equal to a 30% discount to market at the time of conversion.

                       NAME         AMOUNT RECEIVED  DEPOSIT  DATE
                       ----         ---------------  -------------
                 Patrick Connelly     $ 10,000.00     04/14/2005
                 ----------------     -----------     ----------
                  Ronald Feldman      $ 20,000.00     05/06/2005
                  --------------      -----------     ----------
                   Ronald Feldman     $  4,000.00     05/06/2005
                   --------------     -----------     ----------
                 Raymond Champagne    $ 10,000.00     05/06/2005
                 -----------------    -----------     ----------
                   Dennis Gerber      $ 20,000.00     05/23/2005
                   -------------      -----------     ----------
                   Sandra Walls       $ 10,000.00     06/08/2005
                   ------------       -----------     ----------
                  Mike Lochirco       $100,000.00     06/17/2005
                  -------------       -----------     ----------
                    John Layne        $ 20,000.00     07/20/2005
                    ----------        -----------     ----------
                  Gerald Treichel     $ 10,000.00     08/05/2005
                  ---------------     -----------     ----------
                    Thomas Lutz       $ 10,000.00     09/30/2005
                    -----------       -----------     ----------
                   Arnold Kramer      $  6,000.00     10/20/2005
                   -------------      -----------     ----------

CAPITAL  COMMITMENTS

At  December  31, 2005, the Company had two short term Notes Payable as follows:

Happy Apple Company of $153,768, due on demand, unsecured, and bears interest at a rate of 20%.

Sun Security Bank of $27,950, secured by a fire boat, and bears interest at a rate of US Bank Prime Rate plus 1.0%, with an interest rate floor of 7.5%.

In June, 2005, we entered into an agreement with Edgarization.com, for marketing services. We agreed to compensate Edgarization.com $4,000 monthly.

In October 2005, we entered into an agreement to purchase a 33' Sportfish boat from Sea Machines for $125,000. As of December 31, 2005, we have paid $5,000 on the boat and have a remaining capital commitment of $120,000.

In October 2005, we entered into an agreement to purchase a 2002 GMC350 truck from Sean Minogue for $24,000. As of December 31, 2005, we have paid $3,000 and have a remaining capital commitment of $21,000. As of March 28, 2006, this capital commitment was paid in full.

In  November,  2005,  we  entered  into  a  consulting  agreement  with Dutchess
Advisors, LLC, whereby they advise us with respect to operations, business strategy, capital structure and other matters pertaining to the company. We agreed to compensate Dutchess Advisors, LLC $10,000 monthly, as well as issued $500,000 of convertible debentures at a $497,000 discount. The debenture has a 5% interest rate and is due and payable November 1, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the five trading days immediately preceding the Closing Date of the Transaction.

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

IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our audited financial statements for the year ended December 31, 2005, reflect a net loss of ($2,416,967) and negative cash flows from operations of ($4,107,444). These conditions require sufficient additional funding or alternative sources of capital to meet our working capital needs. We have raised capital by issuing convertible debentures and anticipate that we will continue to be able to do so in the foreseeable future, however, financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, or achieve positive cash flow, we may be forced to curtail operations or may ultimately cease to exist.

WE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FUTURE, THEREFORE WE MAY NOT BE ABLE TO MEET OUR DEBT SERVICE OBLIGATIONS. WE MAY NEVER BECOME PROFITABLE.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. As of December 31, 2005, we had total liabilities of $4,846,100. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed, to plan for, or react to, changes in our business and competition, and to react in the event of an economic downturn. We anticipate losses for the foreseeable future. We may never become profitable.

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABLE OPERATIONS.

We are a development stage production company. We acquired our operating subsidiary, Rockwell Power Systems, Inc. on October 1, 2003. Our ability to successfully commercialize our products will depend on, among other things, ability to manufacture and distribute the products, and the relative cost to the customer of our product as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. As a result, we may never achieve or sustain profitable operations.

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

WE  ARE  SUBJECT  TO  SUBSTANTIAL  COMPETITION

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. We operate under a licensing agreement with Albert Mardikian who owns a patented progress v-hull design patent #6168481. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted thereunder may not be held valid if subsequently challenged.

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

ITEM  7.  FINANCIAL  STATEMENTS.

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             Report of Independent Registered Public Accounting Firm

To  the  Board  of  Directors
Xtreme  Companies,  Inc.

We have audited the accompanying balance sheet of Xtreme Companies, Inc., as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Companies, Inc. at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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



                             /s/  Jaspers + Hall, PC
                                Denver,  Colorado
                                 March 31, 2006

                             XTREME COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                  AS OF DECEMBER 31, 2005 AND DECEMBER 31, 2004

ASSETS                                                       2005           2004
                                                         -----------    -----------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    331,386   $    110,673
Accounts Receivable. . . . . . . . . . . . . . . . . .        72,530              0
Inventory. . . . . . . . . . . . . . . . . . . . . . .       375,000              0
Prepaid expenses . . . . . . . . . . . . . . . . . . .             0          2,955
Deposits . . . . . . . . . . . . . . . . . . . . . . .             0          4,514
                                                         -----------    -----------

   TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .       778,916        118,142
                                                         -----------    -----------

NET PROPERTY & EQUIPMENT . . . . . . . . . . . . . . .        61,285          4,440

OTHER ASSETS
Advances to Marine Holdings, Inc . . . . . . . . . . .     2,311,891        144,605
                                                         -----------    -----------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $  3,152,092   $    267,187
                                                         ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    239,731   $    173,289
Accrued Expenses . . . . . . . . . . . . . . . . . . .       131,000        152,977
Accrued interest . . . . . . . . . . . . . . . . . . .       186,719         63,249
Payroll tax liabilities. . . . . . . . . . . . . . . .        95,831        118,375
Deferred revenues. . . . . . . . . . . . . . . . . . .        22,098         68,000
Private promissory notes . . . . . . . . . . . . . . .       332,000        232,000
Notes payable. . . . . . . . . . . . . . . . . . . . .       181,718              0
Promissory notes - related party (net of discount) . .     2,014,708              0
                                                         -----------    -----------

     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     3,203,805        807,890
                                                         -----------    -----------

LONG TERM LIABILITIES
Long-term debt, less current portion . . . . . . . . .     1,642,295        354,150
                                                         -----------    -----------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .     4,846,100      1,162,040
                                                         -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 19,551,376 shares issued
  and outstanding at December 31, 2005 . . . . . . . .        19,551         11,035
Additional paid-in capital . . . . . . . . . . . . . .    18,438,244     16,861,183
Shares to be issued. . . . . . . . . . . . . . . . . .             0       (110,000)
Subscriptions receivable . . . . . . . . . . . . . . .        77,766              -
Accumulated deficit. . . . . . . . . . . . . . . . . .   (20,074,038)   (17,657,071)
                                                         -----------    -----------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . .    (1,694,008)      (894,853)
                                                         ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .  $  3,152,092   $    267,187
                                                         ============   ============

Accompanying footnotes are an integral part of these financial statements

                          XTREME COMPANIES, INC.
                       CONSOLIDATED INCOME STATEMENT
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                             2005           2004
                                                         -----------    -----------
REVENUE
Fire and Patrol Boats . . . . . . . . . . . . . . . .   $    328,206   $    164,712
Performance and Pleasure Boats. . . . . . . . . . . .      1,455,420              0
                                                         -----------    -----------
  TOTAL REVENUE . . . . . . . . . . . . . . . . . . .      1,783,626        164,712

Cost of Goods Sold - Fire and Patrol Boats. . . . . .        164,982        129,211
Cost of Goods Sold - Performance and Pleasure Boats .      1,385,714              0
                                                         -----------    -----------
  TOTAL COST OF GOODS SOLD. . . . . . . . . . . . . .      1,550,696        129,211
                                                         -----------    -----------
  GROSS PROFIT. . . . . . . . . . . . . . . . . . . .        232,930         35,501

OPERATING EXPENSES
Consulting fees . . . . . . . . . . . . . . . . . . .        523,070          6,100
Documentation fees for funding. . . . . . . . . . . .        187,500              0
Officer compensation. . . . . . . . . . . . . . . . .        174,000        231,929
Investor relations. . . . . . . . . . . . . . . . . .        373,440        183,150
Marketing . . . . . . . . . . . . . . . . . . . . . .        124,541              0
Sales consulting and commissions. . . . . . . . . . .         54,000        152,404
Directors' fees . . . . . . . . . . . . . . . . . . .              0        149,240
Professional fees . . . . . . . . . . . . . . . . . .         58,089         84,654
Payroll and taxes . . . . . . . . . . . . . . . . . .         41,311         65,130
Financing inducement fees . . . . . . . . . . . . . .         50,600         41,400
Depreciation and amortization . . . . . . . . . . . .          1,118          1,004
Writedown of assets . . . . . . . . . . . . . . . . .              0         84,821
Other operating expenses. . . . . . . . . . . . . . .         82,829        290,994
                                                         -----------    -----------
  TOTAL OPERATING EXPENSES. . . . . . . . . . . . . .      1,670,498      1,290,826
                                                         -----------    -----------
  LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .     (1,437,568)    (1,255,325)

OTHER INCOME (EXPENSES)
Interest expense. . . . . . . . . . . . . . . . . . .        979,399        210,207
                                                         -----------    -----------

  LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . .     (2,416,967)    (1,465,532)
                                                         -----------    -----------

Provision for income taxes. . . . . . . . . . . . . .              -              -
                                                         -----------    -----------

  NET LOSS. . . . . . . . . . . . . . . . . . . . . .   $ (2,416,967)  $ (1,465,532)
                                                         ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE. . . . . . . . .   $      (0.14)  $      (0.21)
                                                         ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING. . . . . . . . . . . . . . . . . .     16,943,614      6,893,759
                                                         ===========    ===========

Accompanying footnotes are an integral part of these financial statements

                           XTREME COMPANIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                           2005           2004
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . .   $ (2,416,967)  $ (1,465,532)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization . . . . . . . . . . .          1,118          1,004
Writedown of assets . . . . . . . . . . . . . . . .              0         84,821
Issuance of stock for services. . . . . . . . . . .              0        330,272
Issuance of stock for officer's compensation. . . .         54,000        111,929
Issuance of stock for directors' fees . . . . . . .              0        149,240
Issuance of stock for debt inducement . . . . . . .        250,774        154,338
Debt conversion feature expense . . . . . . . . . .        329,771        185,200
Issuance of warrants. . . . . . . . . . . . . . . .        218,150              0
Issuance of stock for consulting services . . . . .        444,365              0
Issuance of stock for marketing services. . . . . .         83,591              0

 (Increase) decrease in current assets:
Accounts receivable . . . . . . . . . . . . . . . .        (72,530)             0
Inventory . . . . . . . . . . . . . . . . . . . . .       (375,000)             0
Advances to Marine Holdings, Inc. . . . . . . . . .     (2,167,286)      (144,605)
Deposits. . . . . . . . . . . . . . . . . . . . . .          4,514         10,000
Prepaid expenses. . . . . . . . . . . . . . . . . .          2,955              0
 Increase (decrease) in current liabilities:
Accrued expenses and accounts payable . . . . . . .        167,935        (77,446)
Payroll tax liabilities payable . . . . . . . . . .        (22,544)             0
Deferred revenues . . . . . . . . . . . . . . . . .        (45,902)        68,000
                                                       -----------     ----------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . .     (3,543,056)      (592,779)
                                                       -----------     ----------

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets. . . . . . . . . . . . . .        (57,963)             0
                                                       -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable . . . . . . . . . . . . . . . . . . .        181,718              0
Proceeds from private convertible promissory notes.        100,000        232,000
Proceeds from related party convertible debts            3,522,780        409,700
Proceeds from line of credit. . . . . . . . . . . .         17,234              0
                                                       -----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . .      4,386,120        641,700
                                                       -----------     ----------

NET INCREASE IN CASH. . . . . . . . . . . . . . . .        220,713         48,921

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . .   $    110,673    $    61,752
                                                       ===========     ==========

CASH AT END OF PERIOD . . . . . . . . . . . .         $    331,386    $   110,673
                                                       ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
Cash paid for interest. . . . . . . . . . . .                8,777            353
Income taxes paid . . . . . . . . . . . . . .                    0              0

Accompanying footnotes are an integral part of these financial statements

                             Xtreme Companies, Inc.
                  Statements of Changes in Stockholders Equity
                                                Additional      Shares                                                   Total
                             Common Stock         Paid In       To Be      Deferred     Stock Sub    Accumulated     Stockholder
                           Shares    Par .001     Capital       Issued   Compensation   Receivable      Deficit         Equity

BALANCE,
December 31, 2003        7,118,152    7,118    15,555,172          -       (110,000)         -       (16,191,539)      (739,249)

Recapitalization
Upon reverse
merger acquisition        (357,577)    (358)       35,780          -            -            -              -            35,422

Issuance of
common stock
for officer
compensation               450,000      450       111,479          -            -            -              -           111,929

Issuance of
common stock
for consulting
Services                 1,930,000    1,930       328,342          -            -            -              -           330,272

Issuance of
common stock
for director's
Compensation               600,000      600       148,640          -            -            -              -           149,240

Beneficial
conversion feature
on convertible
Debentures                    -          -        185,200          -            -            -              -           185,200

Conversion
of debts                 1,294,581    1,295       340,682          -            -            -              -           341,977

Issuance of
stock and stock
Warrants for
debt inducement               -          -        155,888          -            -            -              -           155,888

Net loss                      -          -           -             -            -            -         (1,465,532)   (1,465,532)

BALANCE,
December 31, 2004      11,035,156     11,035    16,859,783       1,400    (110,000)          -        (17,657,071)     (894,854)


Issuance of
common stock
for officer
compensation              300,000        300        53,700          -          -             -              -            54,000

Issuance of
common stock
for consulting
services                2,229,101      2,229       332,136          -      110,000           -              -           444,365

Issuance of
common stock
for marketing
services                  557,275        557        83,034          -          -            -               -            83,591

Beneficial
conversion feature
on convertible
debentures                   -            -        329,771          -          -            -               -           329,771

Issuance of
Stock for
Equity line               500,000        500        94,500          -          -         (77,766)           -            17,234

Issuance of
Stock warrants
For debt inducement
On debentures                -            -        218,150          -          -            -               -           218,150

Conversion
of debts                1,858,018      1,858       218,069          -          -            -               -           219,928

Issuance of
stock for debt
inducement              3,071,826      3,072       249,102      (1,400)        -            -               -           250,774

Net loss                     -            -           -             -          -            -         (2,416,967)    (2,416,967)
                      -----------  ---------  ------------   ---------   ----------   ----------   -------------    -----------

BABALANCE,
December 31, 2005      19,551,376  $  19,551  $ 18,438,244   $       -   $        -   $  (77,766)  $ (20,074,038)   $(1,694,008)
                      ===========  =========  ============   =========   ==========   ==========   =============    ===========

                             XTREME COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS  AND  BASIS  OF  PRESENTATION

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

In October 2003, Xtreme Companies, Inc. entered into an "Agreement and Plan of Reorganization" with Rockwell Power Systems, Inc. Under this Agreement Xtreme Companies, Inc. purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 million shares of its common stock. This acquisition was accounted for by the purchase method of accounting. Under the purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Xtreme based upon their respective estimated fair value as of October 1, 2003, the effective date of this acquisition. In addition, Shogun Investment Group, one of the major shareholders of the Company, retained 50,000 free trading shares of the Company's common stock after giving effect to the reverse stock split. Shogun received $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liabilities.

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $2,424,889 as of December 31, 2005. The Company had operating losses of $1,444,714 and $1,255,325 in 2005 and 2004, respectively.

The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and manufacturing processes and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Xtreme Companies, Inc and its wholly owned subsidiary, Rockwell Power Systems, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

CASH  AND  CASH  EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004 and 2005, the Company provided financing to Marine Holdings, Inc. ("Challenger"), a Missouri boat manufacturer totaling $144,605 and $2,311,891, respectively. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

ACCOUNTS  RECEIVABLE
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

INVENTORY
The inventory consists of a SV-42 pleasure boat purchased through Marine Holdings, Inc. and a center console sportfish boat purchased from Sea Machines. These items are intended for resale and are carried on the financial statements at cost of $250,000 and $125,000 respectively.

PROPERTY  &  EQUIPMENT
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. computers (5 years), software (3 years), office equipment and furniture (3-7 years), tenant improvements (life of the lease - approximately 60 months).

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

The Company has adopted, for footnote disclosure purposes, SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received form non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2005 and December 31, 2004, the
Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

REVENUE  RECOGNITION

We recognize income when the products are shipped, and when the service is provided. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced. Xtreme fire rescue and patrol boats are sold customarily sold with terms of 50% of the invoiced boat amount due and payable prior to work beginning on the boat, with the balance due upon delivery. The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger
Offshore product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced. All boats are sold FOB Washington, Missouri plant. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. As a result of our sales terms, the likelihood of uncollectible accounts receivable remains low.

NET  LOSS  PER  SHARE

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of December 31, 2005, convertible debentures could convert to 14,198,780 shares and warrants could convert to 1,662,000 shares.

ADVERTISING  COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $4,260 and $6,950 for the years ended December 31, 2005 and 2004, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are received by the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $0 and $4,591 for the years ended December 31, 2005 and 2004, respectively.

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

                                                                   2005             2004
                                                                 -------          -------
Deferred  tax  assets:
    Net  operating  loss  carryforwards                       $ 20,074,038  $   17,657,071
    Valuation  allowance  for  deferred  tax  assets           (20,074,038)    (17,657,071)
                                                            --------------- ---------------
    Net  deferred tax assets                                $            -  $            -
                                                            =============== ===============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2005, the Company had net operating loss carryforwards of approximately $20,074,038 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  2.  ACCOUNTS  RECEIVABLE

As  of  December  31,  2005,  accounts  receivable  consists  of  the following:

Accounts  Receivable
          City  of  Philadelphia,  PA                $60,000
          Bob  Macalady                               11,979
          Mark  Spellicy                                 345
          New  Albany  Fire  Dept                        206
                                                    --------
                                                     $72,530

NOTE  3.  INVENTORY

As  of  December  31,  2005,  inventory  consists  of  the  following:

           SV-42  pleasure  boat                     $250,000
           Center  console  sportfish                 125,000
                                                     --------
                                                     $375,000

NOTE  4.  PROPERTY  AND  EQUIPMENT

Property  and equipment at December 31, 2005 and 2004 consists of the following:


                                     2005      2004
                                   --------  -------
Machinery  &  equipment            $  6,621  $ 4,505
Furniture  and  fixtures                985      985
Demonstration  boat                  30,452
Leasehold  improvements              25,395
                                   --------  -------
                                     63,453    5,490
Less  accumulated  depreciation
 and  amortization                   (2,168)  (1,050)
                                   --------  -------
                                   $ 61,285  $ 4,440
                                   ========  =======

NOTE  5.  ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004 and 2005, the Company provided financing to Marine Holdings, Inc. ("Challenger"), a Missouri boat manufacturer totaling $144,605 and $2,311,891, respectively. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

NOTE  6.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at December 31, 2005 consist of the following:


Accounts  payable                $  239,731
Accrued  expenses                   131,000
Accrued  interest                   186,719
Accrued  payroll  taxes              95,831
                                 ----------
                                 $  389,515
                                 ==========

NOTE  7.  CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

On February 3, 2004, the Company entered into an investment agreement with Preston Capital Partners, LLC for $28,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On February 18, 2004, the Company entered into an investment agreement with eFund Capital Partners, LLC for $28,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $20,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On October 18, 2004, the Company entered into an investment agreement with eFund Capital Partners, LLC for $18,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On December 23, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II, L.P for $240,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading days prior to closing.

On January 3, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, L.P, in the amount of $240,000, at a discount of $40,000. The debenture has an 8% interest rate and is due and payable January 3, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price of the common stock during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 240,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 8, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable March 8, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 10, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 18, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On April 18, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $84,000, at a discount of $14,000. The debenture has an 8% interest rate and is due and payable April 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at .35 per share. The warrant has a term of five years.

On May 5, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has an 8% interest rate and is due and payable May 5, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at .22 per share. The warrant has a term of five years.

On May 13, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has an 8% interest rate and is due and payable May 13, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .20 per share. The warrant has a term of five years.

On May 18, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $101,817, at a discount of $26,817. The debenture has an 8% interest rate and is due and payable May 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 101,817 shares of common stock at .20 per share. The warrant has a term of five years.

On May 20, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable May 20, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at .20 per share. The warrant has a term of five years.

On June 16, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $30,000. The debenture has an 8% interest rate and is due and payable June 16, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $0.16 per share. The warrant has a term of five years.

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $28,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, the Company issued a warrant to eFund to purchase 72,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000. The note carries an interest rate of 0% per year and is due on December 21, 2005. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $120,000. The Note was extended and is due and payable. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000. The note carries an interest rate of 0% per year and is due on January 5, 2006. The note carries a discounted amount of $24,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $144,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000. The note carries an interest rate of 0% per year and is due on August 22, 2006. The note carries a discounted amount of $30,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $180,000.

 On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000. The note carries an interest rate of 0% per year and is due on September 1, 2006. The note carries a discounted amount of $12,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $72,000.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $108,000. The note carries an interest rate of 0% per year and is due on September 7, 2006. The note carries a discounted amount of $18,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $108,000.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000. The note carries an interest rate of 0% per year and is due on September 15, 2006. The note carries a discounted amount of $33,500. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $201,000.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400. The note carries an interest rate of 0% per year and is due on September 22, 2006. The note carries a discounted amount of $26,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $158,400.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400. The note carries an interest rate of 0% per year and is due on September 30, 2006. The note carries a discounted amount of $39,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $236,400.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000. The note carries an interest rate of 0% per year and is due on October 7, 2006. The note carries a discounted amount of $37,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $222,000.

On October 14, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000. The note carries an interest rate of 0% per year and is due on October 14, 2006. The note carries a discounted amount of $32,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $192,000.

On November 1, 2005, the Company entered into a twelve month consulting agreement with Dutchess Advisors, LLC. In connection with the consulting agreement, the Company entered into a Convertible Debenture Agreement with Dutchess Advisors, LLC, in the amount of $500,000, at a discount of $497,000. The debenture has a 5% interest rate and is due and payable November 1, 2010.
The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the five trading days immediately preceding the Closing Date of the Transaction.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of
$156,000. The note carries an interest rate of 0% per year and is due on November 1, 2006. The note carries a discounted amount of $26,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $156,000.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of
$216,000. The note carries an interest rate of 0% per year and is due on November 9, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

On November 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000. The note carries an interest rate of 0% per year and is due on November 22, 2006. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $17,234 of this Note was repaid, and the balance at December 31, 2005 is $42,766.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of
$216,000. The note carries an interest rate of 0% per year and is due on December 6, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

In the year ended December 31, 2005, the Company raised $220,000 from the following individual investors on the date and in the amount described below. The Company issued convertible promissory notes with a 20% interest rate and a conversion feature equal to a 30% discount to market at the time of conversion.

                       NAME         AMOUNT RECEIVED  DEPOSIT  DATE
                       ----         ---------------  -------------
                 Patrick Connelly     $ 10,000.00     04/14/2005
                 ----------------     -----------     ----------
                  Ronald Feldman      $ 20,000.00     05/06/2005
                  --------------      -----------     ----------
                   Ronald Feldman     $  4,000.00     05/06/2005
                   --------------     -----------     ----------
                 Raymond Champagne    $ 10,000.00     05/06/2005
                 -----------------    -----------     ----------
                   Dennis Gerber      $ 20,000.00     05/23/2005
                   -------------      -----------     ----------
                   Sandra Walls       $ 10,000.00     06/08/2005
                   ------------       -----------     ----------
                  Mike Lochirco       $100,000.00     06/17/2005
                  -------------       -----------     ----------
                    John Layne        $ 20,000.00     07/20/2005
                    ----------        -----------     ----------
                  Gerald Treichel     $ 10,000.00     08/05/2005
                  ---------------     -----------     ----------
                    Thomas Lutz       $ 10,000.00     09/30/2005
                    -----------       -----------     ----------
                   Arnold Kramer      $  6,000.00     10/20/2005
                   -------------      -----------     ----------

Amortization of the debt discount on all convertible debentures, warrants and promissory notes outstanding as of December 31, 2005 amounted to $246,660 and $338 for the years ended December 31, 2005 and 2004, and is included in interest expense on the consolidated statement of operations. Beneficial conversion feature expense relating to the convertible debentures and warrants issued during the year ended December 31, 2005 amounted to $795,623 and is included in interest expense on the consolidated statement of operations.

NOTE  8.  NOTES  PAYABLE

At  December  31, 2005, the Company had two short term Notes Payable as follows:

Happy Apple Company of $153,768, due on demand, unsecured, and bears interest at a rate of 20%.

Sun Security Bank of $27,950, secured by a fire boat, and bears interest at a rate of US Bank Prime Rate plus 1.0%, with an interest rate floor of 7.5%.


NOTE  9.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters

We believe that there are no claims or litigation pending against the Company or our officers and directors in their roles as such, the outcome of which could have a material adverse effect on our financial condition or operating results.

NOTE  10.  CAPITAL  STOCK  TRANSACTIONS

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

During the year ended December 31, 2005, the following common stock transactions were made:

The Company issued 557,275 shares of the Company's common stock valued at $83,591 to Ron DiBartolo of Marine Holdings, Inc. in conjunction with the Marketing and Distribution Agreement dated March 1, 2005. The shares were accounted for as marketing expenses.

The Company issued 1,400,000 shares of the Company's common stock to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The expense for the stock, valued at $154,000, was booked to interest expense in 2004.

The Company issued 1,671,826 shares of the Company's common stock valued at $250,774 to eFund Capital Partners, LLC, as an inducement to provide financing. The shares were accounted for as interest expense.

The Company issued 2,229,101 shares of the Company's common stock valued at $334,365 to Dutchess Advisors, LLC for consulting work. The shares were accounted for as consulting expense.

The Company issued 300,000 shares of the Company's common stock to an officer of the Company as compensation valued at $54,000.

The Company issued 500,000 shares of the Company's common stock valued at $95,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. As of December 31, 2005, proceeds for 167,399 shares were applied as payment to the November 22, 2005 promissory note with Dutchess Private Equities Fund, II, LP. The remaining 332,601 shares were applied as payment against the same promissory note on January 19, 2006.

The Company issued 1,858,018 shares of the Company's common stock for the conversion of $219,928 in debts incurred in previous years.

On January 20, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $120,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. On February 27, 2006, the Company issued 500,000 shares of the Company's common stock valued at $55,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24,2005. On March 3, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $150,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24,2005. As of March 31, 2006, proceeds for 2,269,448 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, II, LP. The remaining 230,552 shares had not been returned to the company as of March 31, 2006.


NOTE  11.  RENTS

The Company occupies office and manufacturing space at the Marine Holdings, Inc. manufacturing facility in Washington, Missouri. The Company does not pay rent for use of this space per the Marketing and Distribution Agreement signed March 1, 2005.

NOTE  12.  SUBSEQUENT  EVENTS

In January 2006, the Company received funds totaling $42,000 as payment for stock subscription agreements entered into during October 2005. See footnote 7 to these financial statements for further information.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

On January 3, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400. The note carries an interest rate of 0% per year and is due on January 3, 2011. The note carries a discounted amount of $50,400.

On January 27, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82. The note carries an interest rate of 0% per year and is due on July 27, 2006. The note carries a discounted amount of $9,875.63.

On February 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable February 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($.10).

On February 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($.10).

On February 10, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 10, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($.10).

On February 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000. The debenture has a 10% interest rate and is due and payable February 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($.10).

On February 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000. The debenture has a 10% interest rate and is due and payable February 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($.08).

On February 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000. The debenture has a 10% interest rate and is due and payable February 28, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($.10).

On March 2, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($.08).

On March 9, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($.08).

On April 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($.08).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of December 31, 2005, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

NAME                        AGE                 POSITION

Kevin  Ryan                  34          Chief  Executive  Officer  and  Director
Laurie Phillips              37          Chief Financial Officer
Michael  Novielli            41          Director,  Chairman
Barrett  Evans               34          Director,  Treasurer
Douglas  Leighton            37          Director
Theodore  Smith              29          Director,  Secretary

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

LAURIE PHILLIPS has been our Chief Financial Officer since May 17, 2005. Prior to joining us, Ms. Phillips worked for twelve years at Ace Electric in Columbus, Kansas, holding various positions in the Accounting department, including Chief Financial Officer / Controller from 1997-2001, and Vice President & General Manager from 2001 through February 2005. Ms. Phillips received her Bachelor of Business Administration degree from Pittsburg State University in Pittsburg, Kansas with a major in Accounting. She also holds a certified public accountant certificate.

MICHAEL A. NOVIELLI has served as our director since January 7, 2004. Mr. Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund LP has invested, in areas of business development, legal, accounting and regulatory compliance. Prior to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with publicly-traded companies on areas of finance and business development. Prior to joining Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer. Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

BARRETT EVANS has been our director since January 7, 2004 and was Interim Chief Financial Officer between January 7, 2003 and May 15, 2005. Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank. At Cruttenden, Mr. Evans developed significant relationships with institutional investors. Additionally, Mr. Evans was engaged in all facets of investment banking from private debt and equity financing to Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital.

Mr. Evans founded BRE Investments & Consulting, LLC in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners in 1999. At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara.

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

EMPLOYMENT  AGREEMENTS

We have an employment agreement with Kevin Ryan, our Chief Executive Officer, on a monthly salary of $10,000. Mr. Ryan was given 450,000 shares of our common stock. His employment is at will. He may terminate this employment relationship at any time for any reason with or without cause.

We  have  an  employment  agreement  with  Laurie  Phillips, our Chief Financial
Officer, on a monthly salary of $8,000. Ms. Phillips was awarded common stock purchase warrants upon her hire in May 2005. The warrants can be exercised at any time on or after May 16, 2006 and through May 16, 2009, to purchase up to two percent of the outstanding shares of Xtreme common stock as of May 16, 2006. The purchase price of one share of stock under the warrant is equal to the lesser of; (i) ten percent of the average closing bid price of the stock for the five trading days immediately preceding May 16, 2006 or (ii) ten cents per share, subject to adjustment. Her employment is at will. She may terminate this employment relationship at any time for any reason with or without cause.

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

AUDIT  COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Evans qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2005.

We believe that all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were complied with.

CODE  OF  ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is filed with our Report on Form 10-KSB for the period ending December 31, 2003 as
Exhibit  14.1.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during 2005. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

                             Annual Compensation                  Long Term Compensation
                       ------------------------------  ------------------------------------------
                                                               Awards               Payouts
                                                       ----------------------  ------------------
                                                        Un-
                                               Other  Restricted  Securities
                                               Annual   Stock    Underlying     LTIP    All Other
Name and               Year  Salary ($)  Bonus  Comp.   Awards   Options/SARs  Payout     Comp.
Principal Position                        ($)    ($)                 ($)         ($)       ($)
------------------     ----  ----------  -----  -----  --------  ------------  -------  ---------
Kevin Ryan, Chief
Executive Officer
and Director           2005  $  120,000    0      0          0        0           0         0
         (1) (2) (3)   2004  $    4,500    0      0   $111,929        0           0         0
Donald Bradly (1)      2003  $        0    0      0          0        0           0         0

(1)    Mr.  Donald Bradley served as our CEO from 2002 until his resignation September 26, 2003.  Before this time, we did not have a CEO and only had a President.  As of that date, Mr. Bradley had not been paid for his services.  Mr. Bradley's successor,
Kevin Ryan, agreed to be paid $10,000 per month through the fiscal year ending December 31, 2003, which was extended in 2004 and
2005. However, Mr. Ryan deferred $35,500 until such time we are capitalized enough to pay for his services.

(2)   Mr. Ryan was granted 450,000 shares that were registered pursuant to Form S-8 for his participation as a member of our board of directors on January 7, 2004.

(3)    Mr. Ryan deferred a portion of his 2004 salary for a total of $121,000 still owed to him as of December 31, 2005.

DIRECTORS  COMPENSATION

On February 13, 2004, we issued 150,000 registered shares of our common stock to three directors for services. On February 27, 2004, we issued 150,000 registered shares of our common stock to one director for services. On the same date we issued our director and CEO, Kevin Ryan, 150,000 registered shares and 300,000 restricted shares. We do not have a formal plan to compensate our directors. During the three months ended March 31, 2004, we issued 950,000 shares of common stock for board compensation amounting to $260,569. Our directors did not receive any compensation for their services in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2005, by each person known by us to own beneficially more than 5% of each class, by each of our Directors and Executive Officers and by all Directors and Executive Officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The number of shares of common stock issued and outstanding on December 31, 2005 was 19,551,376 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2005, plus shares of common stock subject to options held by such person on December 31, 2005 and exercisable within 60 days thereafter.

NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED     CONVERSION RIGHTS   WARRANTS       TOTAL     PERCENTAGE
Kevin M. Ryan (a)  300 Westlink Dr,
Washington, MO  63090                             450,000                 0              0       450,000      2.3%
Michael Novielli (b)  1110 Rt. 55,
Suite 206, LaGrangeville, NY  12540               137,500        11,958,780      1,422,000    30,528,161     65.9%
Barrett  Evans  (c)  301  East  Ocean
Blvd.,  Suite  640, Long Beach, CA  90802         130,000         2,240,000        240,000    10,347,013     42.6%
Douglas Leighton (d)  50 Commonwealth Ave,
Suite 2, Boston, MA  02116                        137,500        11,958,780      1,422,000    30,528,161     65.9%
Ted Smith (e)  50 Commonwealth Ave,
Suite 2, Boston, MA  02116                        130,000                 0              0       130,000      0.7%
eFund  Capital Partners, LLC (f)  301 East
Ocean Blvd, Suite 640, Long Beach, CA  90802     4,111,123        2,240,000        240,000     6,591,123     29.9%
eFund Small-Cap. Fund (g)  301 East
Ocean Blvd, Suite 640, Long Beach, CA  90802     1,385,650                0              0     1,385,650      7.1%
Dutchess Private Equities Fund, LP (h)
50 Commonwealth Ave, Suite 2, Boston, MA 02116   1,400,000        3,306,667        396,000     5,102,667     21.9%
Dutchess Private Equities Fund, II, LP
(i) 50 Commonwealth Ave, Suite 2, Boston, MA 02116       0        8,652,113      1,026,000     9,678,113     38.9%
Dutchess Advisors, LLC (j)  50 Commonwealth
Ave, Suite 2, Boston, MA  02116                  2,229,101                0              0     2,229,101     11.4%
All directors and current executive
officers as a group                                985,000       40,356,340      4,746,000    46,087,340     85.4%

 (a) Mr. Ryan has sole voting and dispositive power of 450,000 shares of common stock issued to him. Mr. Ryan is our Chief Executive Officer and is a member of the board of directors.

(b) Mr. Novielli has sole voting and dispositive power of 137,500 shares issued to him. Mr. Novielli is a member of our board of directors. Mr. Novielli may acquire 1,422,000 shares of common stock within 60 days through the exercise of warrants. He may also acquire 11,958,780 shares of common stock within 60 days through the conversion of debentures. In addition, Mr. Novielli is a managing member of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP, and Dutchess Advisors, LLC. The securities owned by those entities are attributable to Mr. Novielli, and are listed below in note (h), note (i), note (j).

 (c) Mr. Evans has sole voting and dispositive power of 130,000 shares issued to him January 2004. Mr. Evans is a member of our board of directors. Mr. Evans may acquire 240,000 shares of common stock within 60 days through the exercise of warrants. He may also acquire 2,240,000 shares of common stock within 60 days through the conversion of debentures. In addition, Mr. Evans is the managing member of eFund Capital Partners, LLC and eFund Small-Cap Fund, LP. The securities owned by those entities are attributable to Mr. Evans, and are listed below in note (f) and note (g).

(d) Mr. Leighton has sole voting and dispositive power of 137,500 shares. Mr. Leighton is a member of our board of directors. Mr. Leighton may acquire 1,422,000 shares of common stock within 60 days through the exercise of warrants. He may also acquire 11,958,780 shares of common stock within 60 days through the conversion of debentures. In addition, Mr. Leighton is a managing member of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund II, LP, and Dutchess Advisors, LLC. The securities owned by those entities are attributable to Mr. Evans, and are listed below in note (h), note (i), note (j).

(e) Mr. Smith has sole voting and dispositive power of 130,000 shares. Mr. Smith is a member of our board of directors.

(f) eFund Small Cap Fund owns 1,385,650 shares of common stock. eFund Capital Partners, LLC is controlled by Barrett Evans. Mr. Evans is the Managing Member of EFund Capital Partners, LLC and a member of our board of directors.

(g) eFund Capital Partners, LLC owns 4,111,123 shares of common stock. eFund Capital Partners, LLC, also may acquire up to 240,000 shares of common stock within 60 days through the exercise of warrants. In addition, eFund Capital Partners, LLC, may acquire 2,240,000 shares of common stock within 60 days through the conversion of debentures. eFund Small-Cap Fund, L.P. is controlled by Barrett Evans. Mr. Evans is the Managing Partner of EFund Small-Cap Fund, L.P. and a member of our board of directors.

(h) Dutchess Private Equities Fund, LP, owns 1,400,000 shares of common stock. Dutchess Private Equities Fund, LP, also may acquire up to 396,000 shares of common stock within 60 days through the exercise of warrants. In addition, Dutchess Private Equities Fund, LP, may acquire 3,306,667 shares of common stock within 60 days through the conversion of debentures. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, LP, and have sole voting and dispositive power over the shares owned by Dutchess Private Equities Fund, LP.

(i) Dutchess Private Equities Fund, II, LP, may acquire up to 1,026,000 shares of common stock within 60 days through the exercise of warrants. In addition, Dutchess Private Equities Fund, LP, may acquire 8,652,113 shares of common stock within 60 days through the conversion of debentures. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, II, LP, and have sole voting and dispositive power over the shares owned by Dutchess Private Equities Fund, II, LP.

(j) Dutchess Advisors, LLC, owns 2,229,101 shares of common stock. Dutchess Advisors, LLC, is controlled by Mr. Novielli and Mr. Leighton.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On January 3, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, L.P, in the amount of $240,000, at a discount of $40,000. The debenture has an 8% interest rate and is due and payable January 3, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price of the common stock during the fifteen trading days prior to the Conversion Date or
(ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 240,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 8, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable March 8, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 10, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 18, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 10, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On April 18, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $84,000, at a discount of $14,000. The debenture has an 8% interest rate and is due and payable April 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at .35 per share. The warrant has a term of five years.

On May 5, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has an 8% interest rate and is due and payable May 5, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at .22 per share. The warrant has a term of five years.

On May 13, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has an 8% interest rate and is due and payable May 13, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .20 per share. The warrant has a term of five years.

On May 18, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $101,817, at a discount of $26,817. The debenture has an 8% interest rate and is due and payable May 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 101,817 shares of common stock at .20 per share. The warrant has a term of five years.

On May 20, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable May 20, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at .20 per share. The warrant has a term of five years.

On June 16, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $30,000. The debenture has an 8% interest rate and is due and payable June 16, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 240,000 shares of common stock at $0.16 per share. The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $28,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 228,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000. The debenture has an 8% interest rate and is due and payable July 7, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, we issued a warrant to eFund to purchase 72,000 shares of common stock at .12 per share. The warrant has a term of five years.

On July 21, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000. The note carries an interest rate of 0% per year and is due on December 21, 2005. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $120,000. The Note was extended and is due and payable. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000. The note carries an interest rate of 0% per year and is due on January 5, 2006. The note carries a discounted amount of $24,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $144,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000. The note carries an interest rate of 0% per year and is due on August 22, 2006. The note carries a discounted amount of $30,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $180,000.

 On September 1, 2005, we issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000. The note carries an interest rate of 0% per year and is due on September 1, 2006. The note carries a discounted amount of $12,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $72,000.

On September 7, 2005, we issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $108,000. The note carries an interest rate of 0% per year and is due on September 7, 2006. The note carries a discounted amount of $18,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $108,000.

On September 15, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000. The note carries an interest rate of 0% per year and is due on September 15, 2006. The note carries a discounted amount of $33,500. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $201,000.

On September 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400. The note carries an interest rate of 0% per year and is due on September 22, 2006. The note carries a discounted amount of $26,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $158,400.

On September 30, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400. The note carries an interest rate of 0% per year and is due on September 30, 2006. The note carries a discounted amount of $39,400. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $236,400.

On October 7, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000. The note carries an interest rate of 0% per year and is due on October 7, 2006. The note carries a discounted amount of $37,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $222,000.

On October 14, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000. The note carries an interest rate of 0% per year and is due on October 14, 2006. The note carries a discounted amount of $32,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $192,000.

On November 1, 2005, we entered into a twelve month consulting agreement with Dutchess Advisors, LLC. In connection with the consulting agreement, we entered into a Convertible Debenture Agreement with Dutchess Advisors, LLC, in the amount of $500,000, at a discount of $497,000. The debenture has a 5% interest rate and is due and payable November 1, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the five trading days immediately preceding the Closing Date of the Transaction.

On November 1, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000. The note carries an interest rate of 0% per year and is due on November 1, 2006. The note carries a discounted amount of $26,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $156,000.

On November 9, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The note carries an interest rate of 0% per year and is due on November 9, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

On November 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000. The note carries an interest rate of 0% per year and is due on November 22, 2006. The note carries a discounted amount of $10,000. During the year ended December 31, 2005, $17,234 of this Note was repaid, and the balance at December 31, 2005 is $42,766.

On December 6, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The note carries an interest rate of 0% per year and is due on December 6, 2006. The note carries a discounted amount of $36,000. During the year ended December 31, 2005, $0.00 of this Note was repaid, and the balance at December 31, 2005 is $216,000.

ITEM  13.  EXHIBITS.

EXHIBIT
NUMBER     DESCRIPTION

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

4.24 Debenture Agreement between the Company and Dutchess Private Equities Fund, dated April 18, 2005 (included as Exhibit 4.24 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.25 Warrant Agreement between the Company and Dutchess Private Equities Fund, dated April 18, 2005 (included as Exhibit 4.25 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.26 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated May 5, 2005 (included as Exhibit 4.26 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.27 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, dated May 5, 2005 (included as Exhibit 4.27 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.28 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, dated May 13, 2005 (included as Exhibit 4.28 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.29 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, dated May 13, 2005 (included as Exhibit 4.29 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.30 Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund, II, dated May 18, 2005 (included as Exhibit 4.30 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.31 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, dated May 18, 2005 (included as Exhibit 4.31 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.32 Debenture Agreement between the Company and eFund Capital Partners, LLC dated, May 20, 2005 (included as Exhibit 4.32 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.33 Warrant Agreement between the Company and eFund Capital Partners, dated May 20, 2005 (included as Exhibit 4.33 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.34 Debenture Conversion Amendment between the Company, Dutchess Private Equities Fund, Dutchess Private Equities Fund II and eFund Capital Partners, dated May 23, 2005 (included as Exhibit 4.34 to the Form SB-2 filed June 9,
2005,  and  incorporated  herein  by  reference).

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

4.37 Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated August 24, 2005 (included as Exhibit 4.35 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

4.38 Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 7, 2005(included as Exhibit 4.38 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.39 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, LP dated July 7, 2005 (included as Exhibit 4.39 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.40 Warrant Agreement between the Company and eFund Capital Partners, dated July 7, 2005(included as Exhibit 4.40 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.41 Debenture Agreement between the Company and eFund Capital Partners, dated July 7, 2005 (included as Exhibit 4.41 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.42 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated July 21, 2005 (included as Exhibit 4.42 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference ).

4.43 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated August 5, 2005 (included as Exhibit 4.43 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.44 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated August 19, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.45 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 1, 2005 (included as Exhibit 4.45 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.46 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 7, 2005 (included as Exhibit 4.46 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.47 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 15, 2005 (included as Exhibit 4.47 to the Form 10-QSB filed on November 14, 2005, and incorporated herein by reference).

4.48 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 22, 2005 (included as Exhibit 4.48 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.49 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated September 30, 2005 (included as Exhibit 4.49 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.50 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 7, 2005 (filed herewith).

4.51 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 14, 2005 (filed herewith).

4.52 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated November 1, 2005 (filed herewith).

4.53 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated November 9, 2005 (filed herewith).

4.54 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated November 22, 2005 (filed herewith).

4.55 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated December 7, 2005 (filed herewith).

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

10.24 Corporate Consulting Agreement between the Company and Dutchess Advisors LLC, dated November 1, 2005 (filed herewith).

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

31.1  Certification  pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification  pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Jaspers + Hall, PC, were our primary auditors for the fiscal years ended December 31, 2005 and 2004. Beckstead and Watts, LLP performed the year end audit on Form 10-KSB for the year ended December 31, 2003.

AUDIT  FEES

For their 2004 year end audit and review of our Quarterly Reports on Form 10-Q for 2004, Jaspers + Hall, PC billed us $10,500. For their review of our Quarterly Reports on Form 10-Q for 2005, Jaspers + Hall, PC, billed us a total of $6,000. We estimate paying Jaspers + Hall, PC, $10,000 to complete the 2005 year end audit.

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

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, State of Missouri on the 14th day of April, 2006.

XTREME  COMPANIES,  INC.



          /s/  Kevin  Ryan
          ----------------
By:       Kevin  Ryan
          President  and  Chief  Executive  Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



SIGNATURE                           TITLE                       DATE
/s/  Kevin  Ryan
----------------          Director,  President,  and
Kevin  Ryan               Chief  Executive  Officer          April  14,  2006

/s/  Laurie  Phillips     Chief  Financial  Officer          April  14,  2006
--------------------- and  Principal  Accounting  Officer
Laurie  Phillips

/s/  Barrett  Evans
-------------------
Barrett  Evans                     Director                  April  14,  2006


/s/Michael  A.  Novielli
-------------------------       Chairman  of  the
Michael  A.  Novielli          Board  of  Directors          April  14,  2006


/s/Douglas  H.  Leighton
------------------------
Douglas  H.  Leighton              Director                  April  14,  2006


/s/Theodore  J.  Smith
----------------------
Theodore  J.  Smith                Director                  April  14,  2006