Form 10QSB
period 2006-03-31
XTREME COMPANIES INC
filed 2006-06-05
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-30914

                             XTREME COMPANIES, INC.
               (Exact name of issuer as specified in its charter)

             (Exact name of registrant as specified in its charter)


           NEVADA                                                 88-0394012
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    300  WESTLINK  DR.,  WASHINGTON,  MO          36090
  (Address of principal executive offices)      (Zip Code)

         Issuer's telephone number, including area code: (636) 390-9000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the registrant's classes of common stock as of the latest practical date: 24,417,250

Transitional  Small  Business  Disclosure  Format  (Check  one):
[ ] Yes   [X] No

                                                      Xtreme Companies, Inc.
                                                        Table of Contents
                                                                                                Page
                                                                                               ------
Part  I  -  Financial  Information

     Item  1  -  Financial  Statements.

          Report  on  Review  by  Independent  Public  Accountant                                 3
          Consolidated Balance  Sheet as of March 31, 2006                                        4
          Consolidated Statement of Operations for the Three
               Months Ended March 31, 2006 and March 31, 2005                                     5
          Statement  of  Cash  Flows  for  the  Three Months Ended
               March 31, 2006 and March 31, 2005                                                  6
          Statements of Changes in Stockholders Equity as of
               March 31, 2006                                                                     7
          Notes  to  Financial  Statements                                                        8

     Item  2  -  Management's Discussion and Analysis or Plan of Operation.                      17
     Item  3  -  Controls  and  Procedures.                                                      22

Part  II  -  Other  Information

     Item  1  -  Legal  Proceedings.                                                             23
     Item  2  -  Unregistered Sales of Equity Securities and Use of Proceeds.                    23
     Item  3  -  Defaults  Upon  Senior  Securities.                                             25
     Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders.                    25
     Item  5  -  Other  Information.                                                             25
     Item  6  -  Exhibits  and  Reports  on  Form  8-K.                                          25


                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                             XTREME COMPANIES, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three Months Ended March 31, 2006

                                   (Unaudited)



                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors
Xtreme  Companies,  Inc.

We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of March 31, 2006 and the related statements of operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2006. These financial statements are the responsibility of the Company's management.

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



/s/Jaspers and Hall

Jaspers  +  Hall,  PC
Denver,  Colorado
June 2,  2006

                                  Xtreme Companies
                             Consolidated Balance Sheet
                                      (Unaudited)
                                                          March 31,    December 31,
ASSETS                                                      2006            2005
                                                       -------------   ------------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     29,314   $    331,386
Accounts Receivable. . . . . . . . . . . . . . . . . .       957,990         72,530
Inventory - Boats in Progress. . . . . . . . . . . . .       598,554              0
Inventory - Parts. . . . . . . . . . . . . . . . . . .       376,742              0
Inventory - Trailers and trade-ins . . . . . . . . . .        28,729              0
Inventory - Complete Boats . . . . . . . . . . . . . .       125,000        375,000
Other Current Assets . . . . . . . . . . . . . . . . .             0              0
                                                         -----------    -----------

   TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .     2,116,329        778,916
                                                         -----------    -----------
PROPERTY AND EQUIPMENT
Building and Land. . . . . . . . . . . . . . . . . . .       878,964              0
Boats molds and plugs. . . . . . . . . . . . . . . . .       519,911              0
Machinery and equipment. . . . . . . . . . . . . . . .       103,297          7,606
Leasehold improvements . . . . . . . . . . . . . . . .       165,413         25,395
Autos and trucks . . . . . . . . . . . . . . . . . . .        69,000              0
Demo boat  . . . . . . . . . . . . . . . . . . . . . .        31,750         30,452
Accumulated depreciation and amortization. . . . . . .      (350,831)        (2,168)
                                                         -----------    -----------

NET PROPERTY & EQUIPMENT . . . . . . . . . . . . . . .     1,417,504         61,285

OTHER ASSETS
Advances to Marine Holdings, Inc . . . . . . . . . . .             0      2,311,891
Certificate of Deposit . . . . . . . . . . . . . . . .     1,000,000              0
                                                         -----------    -----------

     TOTAL OTHER ASSETS. . . . . . . . . . . . . . . .     1,000,000      2,311,891


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $  4,533,833   $  3,152,092
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    342,755   $    239,731
Accrued Expenses . . . . . . . . . . . . . . . . . . .       121,873        131,000
Accrued interest . . . . . . . . . . . . . . . . . . .       281,956        186,719
Payroll tax liabilities. . . . . . . . . . . . . . . .       107,525         95,831
Deferred revenues. . . . . . . . . . . . . . . . . . .        87,348         22,098
Private promissory notes . . . . . . . . . . . . . . .       332,000        332,000
Notes payable. . . . . . . . . . . . . . . . . . . . .       557,522        181,718
Work-in-process loans. . . . . . . . . . . . . . . . .     1,293,325              0
Note payable to Sun Security- current payment . . . .        169,224              0
Promissory notes - related party (net of discount) . .     2,118,454      2,014,708
                                                         -----------    -----------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     5,411,982      3,203,805
                                                         -----------    -----------

LONG TERM LIABILITIES
Truck loan . . . . . . . . . . . . . . . . . . . . . .        16,089              0
Note payable to Sun Security, less current portion . .     2,792,205              0
Long-term debt, less current portion . . . . . . . . .     4,118,459      1,642,295
                                                         -----------    -----------
     TOTAL LONG TERM LIABILITIES . . . . . . . . . . .     6,926,753      1,642,295
                                                         -----------    -----------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .    12,338,735      4,846,100
                                                         -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 23,801,376 shares issued
  and outstanding at March 31, 2006. . . . . . . . . .        23,801         19,551
Additional paid-in capital . . . . . . . . . . . . . .    13,775,111     18,438,244
Subscriptions receivable . . . . . . . . . . . . . . .       (39,672)       (77,766)
Accumulated deficit. . . . . . . . . . . . . . . . . .   (21,564,142)   (20,074,038)
                                                         -----------    -----------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . .    (7,804,902)    (1,694,009)
                                                         ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .  $  4,533,833   $  3,152,092
                                                         ============   ===========

The accompanying notes are an integral part of these financial statements

                                  XTREME COMPANIES, INC.
                              CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             2006           2005
                                                         -----------    -----------
REVENUE
Fire and Patrol Boats . . . . . . . . . . . . . . . .   $          0   $     68,000
Performance and Pleasure Boats. . . . . . . . . . . .        758,590              0
                                                         -----------    -----------
  TOTAL REVENUE . . . . . . . . . . . . . . . . . . .        758,590         68,000

Cost of Goods Sold - Fire and Patrol Boats. . . . . .          6,399         59,066
Cost of Goods Sold - Performance and Pleasure Boats .        906,989              0
                                                         -----------    -----------
  TOTAL COST OF GOODS SOLD. . . . . . . . . . . . . .        913,388         59,066
                                                         -----------    -----------
  GROSS PROFIT. . . . . . . . . . . . . . . . . . . .       (154,798)         8,934

OPERATING EXPENSES
Consulting fees . . . . . . . . . . . . . . . . . . .         42,490        366,365
Documentation fees for funding. . . . . . . . . . . .        150,000              0
Officer compensation. . . . . . . . . . . . . . . . .         32,500              0
Investor relations. . . . . . . . . . . . . . . . . .        429,605         78,935
Marketing . . . . . . . . . . . . . . . . . . . . . .         13,917         83,941
Sales consulting and commissions. . . . . . . . . . .              0         12,000
Professional fees . . . . . . . . . . . . . . . . . .          8,380         21,100
Payroll and taxes . . . . . . . . . . . . . . . . . .        138,510              0
Financing inducement fees . . . . . . . . . . . . . .        (18,750)             0
Depreciation and amortization . . . . . . . . . . . .          7,337            227
Writedown of assets . . . . . . . . . . . . . . . . .        130,000              0
Other operating expenses. . . . . . . . . . . . . . .         84,216         41,295
                                                         -----------    -----------
  TOTAL OPERATING EXPENSES. . . . . . . . . . . . . .      1,018,205        603,863
                                                         -----------    -----------
  LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .     (1,173,003)      (594,929)

OTHER INCOME (EXPENSES)
Interest expense. . . . . . . . . . . . . . . . . . .        317,101        429,030
                                                         -----------    -----------

  LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . .     (1,490,104)    (1,023,959)
                                                         -----------    -----------

Provision for income taxes. . . . . . . . . . . . . .              -              -
                                                         -----------    -----------

  NET LOSS. . . . . . . . . . . . . . . . . . . . . .   $ (1,490,104)  $ (1,023,959)
                                                         ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE. . . . . . . . .   $      (0.06)  $      (0.08)
                                                         ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING. . . . . . . . . . . . . . . . . .     23,801,376     12,875,076
                                                         ===========    ===========

The accompanying notes are an integral part of these financial statements

                                   XTREME COMPANIES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                                  Three Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                  2006             2005
                                                              -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . .      $ (1,490,104)   $  (1,023,959)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization . . . . . . . . . . . . .             7,654           15,603
Write-down of inventory . . . . . . . . . . . . . . . .           130,000                0
Issuance of stock for debt inducement . . . . . . . . .                 0          250,774
Debt conversion feature expense . . . . . . . . . . . .                 0          142,500
Issuance of warrants. . . . . . . . . . . . . . . . . .                 0           77,409
Issuance of stock for consulting services . . . . . . .                 0          334,365
Issuance of stock for marketing services. . . . . . . .                 0           83,591
Loan payoffs for Marine Holdings closing transaction. .           (78,251)               0

 (Increase) decrease in current assets:
Accounts receivable . . . . . . . . . . . . . . . . . .          (884,600)               0
Inventory . . . . . . . . . . . . . . . . . . . . . . .            35,000                0
Advances to Marine Holdings, Inc. . . . . . . . . . . .          (529,700)        (381,571)

Increase (decrease) in current liabilities:
Accrued expenses and accounts payable . . . . . . . . .          (140,679)          44,590
Sun Security WIP loans. . . . . . . . . . . . . . . . .           111,102                0
Payroll tax liabilities payable . . . . . . . . . . . .            11,691             (500)
Bank overdraft acquired . . . . . . . . . . . . . . . .            (1,757)               0
Deferred revenues . . . . . . . . . . . . . . . . . . .            65,250          (20,000)
                                                              -----------     ------------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . .        (2,764,394)        (477,198)
                                                              -----------       ----------

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets. . . . . . . . . . . . . . . .           (31,803)               0
                                                              -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable . . . . . . . . . . . . . . . . . . . . .           419,844                0
Proceeds from related party convertible debts - net . .         3,036,188          372,591
Proceeds from line of credit. . . . . . . . . . . . . .            38,094                0
                                                              -----------       ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . .         3,494,126          372,591
                                                              -----------       ----------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . .           697,929         (104,607)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . .      $    331,386      $   110,673
                                                              ===========       ==========

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . .      $  1,029,315        $     6,066
                                                              ===========       ==========

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
Cash paid for interest. . . . . . . . . . . . . . . . .            20,848               55
Income taxes paid . . . . . . . . . . . . . . . . . . .                 0                0

See accompanying notes to financial statements

                                                Xtreme Companies, Inc.
                                      Statements of Changes in Stockholders Equity
                                                Additional      Shares                                                   Total
                             Common Stock         Paid In       To Be      Deferred     Stock Sub    Accumulated    Stockholder
                           Shares    Par .001     Capital       Issued   Compensation   Receivable      Deficit         Equity

BALANCE,
December 31, 2003        7,118,152    7,118    15,555,172          -       (110,000)         -       (16,191,539)     (739,249)

Recapitalization
Upon reverse
merger acquisition        (357,577)    (358)       35,780          -            -            -              -            35,422

Issuance of
common stock
for officer
compensation               450,000      450       111,479          -            -            -              -           111,929

Issuance of
common stock
for consulting
Services                 1,930,000    1,930       328,342          -            -            -              -           330,272

Issuance of
common stock
for director's
Compensation               600,000      600       148,640          -            -            -              -           149,240

Beneficial
conversion feature
on convertible
Debentures                    -          -        185,200          -            -            -              -           185,200

Conversion
of debts                 1,294,581    1,295       340,682          -            -            -              -           341,977

Issuance of
stock and stock
Warrants for
debt inducement               -          -        155,888          -            -            -              -           155,888

Net loss                      -          -           -             -            -            -         (1,465,532)   (1,465,532)

BALANCE,
December 31, 2004      11,035,156     11,035    16,859,783       1,400    (110,000)          -        (17,657,071)     (894,854)


Issuance of
common stock
for officer
compensation              300,000        300        53,700          -          -             -              -            54,000

Issuance of
common stock
for consulting
services                2,229,101      2,229       332,136          -      110,000           -              -           444,365

Issuance of
common stock
for marketing
services                  557,275        557        83,034          -          -            -               -            83,591

Beneficial
conversion feature
on convertible
debentures                   -            -        329,771          -          -            -               -           329,771

Issuance of
Stock for
Equity line               500,000        500        94,500          -          -         (77,766)           -            17,234

Issuance of
Stock warrants
For debt inducement
On debentures                -            -        218,150          -          -            -               -           218,150

Conversion
of debts                1,858,018      1,858       218,069          -          -            -               -           219,928

Issuance of
stock for debt
inducement              3,071,826      3,072       249,102      (1,400)        -            -               -           250,774

Net loss                     -            -           -             -          -            -         (2,416,967)    (2,416,967)

BABALANCE,
December 31, 2005      19,551,376  $  19,551  $ 18,438,244   $      -    $     -      $  (77,766)  $ (20,074,038)   $(1,694,008)

Issuance of
Stock for
Equity line             2,500,000      2,500       261,406          -          -         38,094           -            302,000

Issuance of
Stock for
Inv Rel Svcs            1,750,000      1,750       190,750          -          -            -               -           192,500

Merger Acctg
Marine Holdings, Inc.        -            -     (5,115,289)         -          -            -               -         5,115,289)

Net Loss                     -            -           -             -          -            -        (1,490,104)      (1,490,104)

                      -----------  ---------  ------------   ---------   ----------   ----------   -------------    -----------

                       23,801,376  $  23,801  $ 13,775,111   $      -    $     -      $  (39,672)  $ (21,564,142)   $(7,804,901)

                      ===========  =========  ============   =========   ==========   ==========   =============    ===========

See accompanying notes to financial statements

                             XTREME COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS  AND  BASIS  OF  PRESENTATION

Xtreme Companies was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, 1998, the Company changed its name to Xtreme Webworks, the Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newsletters. On April 24, 2002, the Company changes its name to Xtreme Companies, Inc. (the "Company"). Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

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

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2005 audited financial statements were filed in the Company's Form 10-KSB on April 14, 2006, with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $5,087,858 as of March 31, 2006. The Company had operating losses of ($1,490,105) and ($1,023,959) for the three months ended March 31, 2006 and 2005, respectively.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Xtreme Companies, Inc and its wholly owned subsidiaries - Marine Holdings, Inc. (dba / Challenger Offshore) as of March 31, 2006 and First Responders, Inc. (Rockwell Power Systems, Inc. until a name change in June 2005) as of March 31, 2006 and 2005. All significant intercompany accounts and transactions are eliminated in consolidation. For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.

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

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank. These funds were acquired by Xtreme through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006, and is explained in more detail in Note 7 below.

ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005, and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc. ("Challenger"), a Missouri boat manufacturer totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements.The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

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

INVENTORY

The finished boat inventory consists of a SV-42 pleasure boat purchased through Marine Holdings, Inc. in 2005 for $250,000. This item is intended for resale and is carried on the financial statements at cost of $125,000, after a write-down of $125,000 in March 2006. After an evaluation by the Company, it was determined that the value of the boat is $125,000 and a strong effort is being made to sell the boat at this time.

The boats in process inventory of $598,554 consists of Challenger boats in various stages of the manufacturing process. These boats are built to fulfill specific customer orders and are shipped upon completion.

The $376,742 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufacutred boats. The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory. Any inventory determined to be excess or obsolete is returned to vendors or sold. In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

PROPERTY  &  EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. real estate (30 years), computers (5 years), software (3 years), office equipment and furniture (3-7 years), building improvements (5 years).

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

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2006 and March 31, 2005, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

REVENUE  RECOGNITION

The Company recognizes income when the products are completed for delivery, and when the service is provided, and the customer is invoiced. The Company applies the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced. The customers are responsible for shipment and delivery of the boats from the manufacturing plant.

Xtreme fire rescue and patrol boats are customarily sold with terms of 50% of the invoiced boat amount due and payable prior to work beginning on the boat, with the balance due upon delivery. The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Offshore product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced. All boats are sold FOB Washington, Missouri plant. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. As a result of the Company's sales terms, the likelihood of uncollectible accounts receivable remains low.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of March 31, 2006, convertible debentures could convert to 48,799,405 shares and warrants could convert to 1,662,000 shares.

ADVERTISING  COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $1,195 and $0 for the three months ended March 31, 2006 and 2005, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $6,500 and $0 for the three months ended March 31, 2006 and 2005, respectively.

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

                                                                     2006
                                                                --------------
Deferred  tax  assets:
    Net  operating  loss  carryforwards                         $  21,564,142
    Valuation  allowance  for  deferred  tax  assets              (21,564,142)
                                                                --------------
    Net  deferred tax assets                                    $           -
                                                                ==============


Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2006, the Company had net operating loss carryforwards of approximately $21,564,142 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  2.  ACCOUNTS  RECEIVABLE

As  of  March  31,  2006,  accounts  receivable  consists  of  the  following:

Accounts  Receivable

              Wayton Marine Int'l        $692,359
                                         --------
              Muddy Waters                106,993
                                         --------
              Life Line Marine             86,108
                                         --------
              City of Philadelphia, PA     60,000
                                         --------
              Bob Macalady                 11,979
                                         --------
              Mark Spellicy                   345
                                         --------
              New Albany Fire Dept            206
                                         --------
              TOTAL                      $957,990
                                         --------

NOTE  3.  INVENTORY

As  of  March  31,  2006,  inventory  consists  of  the  following:


              SV-42 Pleasure Boat        $125,000
                                         --------
              Boats In Process (WIP)      598,554
                                         --------
              Parts Inventory             376,742
                                         --------
              Boats - Trade-Ins             8,000
                                         --------
              Trailers                     20,729
                                         --------
              TOTAL                    $1,129,025
                                         --------

NOTE  4.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  March 31, 2006 and 2005 consists of the following:

                                                                              2006                           2005
                                                                        ---------------                ---------------
Building . . . . . . . . . . . . . . . . . . . . . . . . . . .          $      703,171                 $            0
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 175,793                              0
Molds and plugs. . . . . . . . . . . . . . . . . . . . . . . .                 519,911                              0
Machinery and equipment. . . . . . . . . . . . . . . . . . . .                 102,312                          4,505
Autos and trucks . . . . . . . . . . . . . . . . . . . . . . .                  69,000                              0
Furniture and fixtures . . . . . . . . . . . . . . . . . . . .                     985                            985
Demonstration boat . . . . . . . . . . . . . . . . . . . . . .                  31,750                              0
Business  improvements . . . . . . . . . . . . . . . . . . . .                 165,413                              0
                                                                        ---------------               ----------------
                                                                             1,768,335                          5,490
Less accumulated depreciation
 and amortization                                                             (350,831)                        (1,277)
                                                                        ---------------               ----------------
                                                                        $    1,417,504                $         4,213
                                                                        ===============               ================

NOTE  5.  ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005, and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc. ("Challenger"), a Missouri boat manufacturer totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

NOTE  6.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses for the three months ended as of March 31, 2006 and 2005, consist of the following:

                                     2006              2005
                                -------------     -------------
Accounts  payable               $    342,755      $    221,214

Accrued  expenses                    121,873           129,477

Accrued  interest                    281,956            83,574

Accrued  payroll  taxes              107,525           117,875
                                -------------     -------------
Total                           $    854,109      $    552,140
                                =============     =============

NOTE  7.  CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

On January 3, 2006, the the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of
$302,400. The note carries an interest rate of 0% per year and is due on January 3, 2011. The note carries a discounted amount of $50,400.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82. The note carries an interest rate of 0% per year and is due on July 27, 2006. The note carries a discounted amount of $9,875.63.

On February 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable February 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 10, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 10, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 14, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 14, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000. The debenture has a 10% interest rate and is due and payable February 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000. The debenture has a 10% interest rate and is due and payable February 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000. The debenture has a 10% interest rate and is due and payable February 28, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On March 2, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On March 9, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).


NOTE  8.  NOTES  PAYABLE

At  March 31, 2006, the Company had various short term Notes Payable as follows:

Happy Apple Company of $557,522, due on demand, unsecured, and bears interest at a rate of 20%. Based on the state of negotiations at December 31, 2005, the funds were recorded as floor plan financing for customer accounts receivable. Subsequently, negotiation of the terms were not successful, the floor plan financing was abandoned and the transaction was recorded as a note payable.
This  decision  was  made  through  board  of  director  discussions.

Bank of Washington of $16,089, secured by a 2002 GMC3500 truck, and bears interest at a rate of 9.25%, and a maturity date of March 22, 2009.

Sun Security Bank of $29,750, secured by an Xtreme fire boat, and bears interest at a rate of U.S. Bank Prime Rate plus 1.0%, with an interest rate floor of 7.5%. This is a 90 day note and is renewable.

Sun Security Bank of $1,263,575, secured by certain Challenger Offshore WIP boats, and bears interest at a rate of U.S. Bank Prime Rate plus 2.0%. These are 90 day notes and are renewable.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company. The note bears interest at a rate of U.S. Bank Prime Rate plus 1.0% and a maturity date of March 1, 2009. It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank.

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters

The Company believes that there are no claims or litigation pending against the company or its officers and directors in their roles as such, the outcome of which could have a material adverse effect on the Company's financial condition or operating results.


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

The  Company  has  no  building  rental  expense.

NOTE  12.  SUBSEQUENT  EVENTS

On April 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600. The debenture has a 10% interest rate and is due and payable April 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On April 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has a 10% interest rate and is due and payable April 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On May 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The debenture has a 10% interest rate and is due and payable May 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On May 10, 2006, the Board of Directors of the Company, accepted the resignation of Kevin Ryan as President and Chief Executive Officer of Xtreme Companies,
Inc.,  and  its  wholly  owned  subsidiaries.

On May 10, 2006, through a resolution of the Board of Directors of the Company, Laurie A. Phillips was appointed Chief Executive Officer of Xtreme Companies, Inc., and its wholly owned subsidiaries.

On May 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $492,000, at a discount of $82,000. The debenture has a 10% interest rate and is due and payable May 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of
$695,000. The factoring agreement has a 3.5% monthly interest rate and is due and payable July 17, 2006, with one month minimum interest due and payable on the funds. As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day. In the event that on the maturity date, there is a balance due on the face amount, the Holder can increase the face amount by ten percent (10%) per month, for each month that the agreement remains unpaid.

On May 23, 2006, the Board of Directors of the Company, determined to change the legal name of the company to Challenger Offshore, Inc. The name change is subject to a vote of the shareholders.

On May 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $168,000, at a discount of $28,000. The debenture has a 10% interest rate and is due and payable May 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

 This section should be read together with our consolidated financial statements and related notes included elsewhere in this report.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words "believe", "anticipate, "estimate", "expect", "are of the opinion that" and words of similar import, constitute "forward-looking statements".

You should not place any undue reliance on these forward-looking statements. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, including those described under "Risk Factors" in our 10-KSB and in our other filings from time to time. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. You should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements as a result of new information, future events or developments, except as required by law.

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

PROPERTY  &  EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. real estate (30 years), computers (5 years), software (3 years), office equipment and furniture (3-7 years), building improvements (5 years).

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

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2006 and March 31, 2005, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

REVENUE  RECOGNITION

The Company recognizes income when the products are completed for delivery, and when the service is provided, and the customer is invoiced. The Company applies the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced. The customers are responsible for shipment and delivery of the boats from the manufacturing plant.

Xtreme fire rescue and patrol boats are customarily sold with terms of 50% of the invoiced boat amount due and payable prior to work beginning on the boat, with the balance due upon delivery. The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Offshore product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced. All boats are sold FOB Washington, Missouri plant. Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company's revenue recognition policy for sale of products is in compliance with Bulletin No. 104. Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed and collectibility is reasonably assured. As a result of the Company's sales terms, the likelihood of uncollectible accounts receivable remains low.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of March 31, 2006, convertible debentures could convert to 48,799,405 shares and warrants could convert to 1,662,000 shares.

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

We are also the manufacturer of leisure, fishing and performance boats manufactured and assembled by Marine Holdings, Inc., a Missouri corporation, distributed and sold under the Challenger Offshore name. The Challenger boats range in size from 19 ft. to 97 ft., with prices ranging from $31,495 to $5.8 million. Marine Holdings manufactures many of their boats using hulls structurally designed by world-renowned naval architects, as well as the patented D-DC hulls. The Challenger boats are distributed through a nationwide dealer network.

We are a publicly traded company, which trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "XTME.OB."

The address of our principal executive office is 300 Westlink Drive, Washington, MO 63090. Our telephone number is (636) 390-9000. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

GOING  CONCERN

Our financial statements for the three month period ended March 31, 2006, reflect a net loss of ($1,490,104) and net cash flows used by operations of $2,762,637. The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

NET  REVENUES

For the three months ended March 31, 2006, we generated net revenues of $758,590 as compared to net revenues of $68,000 for the three months ended March 31, 2005. Compared to the three months ended March 31, 2005, the major change in our business which impacted revenues for the three months ended March 31, 2006 is the increase in Challenger Offshore boat revenueEffective March 1, 2005, we became the sole distributor for Challenger Offshore boats manufactured by Marine Holdings, IncRevenues were lower than anticipated in the three months ended March 31, 2006 as a result of lower sales to our primary customers, Wayton Marine International and Life Line Marine

COST  OF  GOODS  SOLD

We incurred costs of sales of $913,388 for the three months ended March 31, 2006, as compared to $59,066 for the three months ended March 31, 2005. On a percentage basis, cost of goods sold increased from 86.9% to 120.4% of revenues. The main factor that led to the unfavorable change was the increased production of boats during the three months ended March 31, 2006, with some boats still in process at March 31, 2006. The costs associated with these boats was $598,554 as of March 31, 2006.

OPERATING  EXPENSES

Operating expenses increased to $1,018,205 for the three months ended March 31, 2006 as compared to $603,863 for the three months ended March 31, 2005. The increase in operating expenses for the period ended March 31, 2006 occurred primarily as a result of Documentation Fees for Funding of $150,000, Investor Relations of $429,605, Write-down of Assets of $130,000 and Payroll and Taxes of $138,510.

INTEREST  EXPENSE

Interest expense decreased from $429,030 to $317,101 from the prior year period. The reduction is a result of $250,774 interest expense recorded on March 7, 2005 in connection with the issuance of 1,671,826 shares issued to e-Fund as an inducement to invest. Each of our notes and debentures are issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant. Also, our debentures are issued with a conversion preference to the Holder in the event of default, which are included in interest expense on the financial statements.

NET  LOSS

We had a net loss of ($1,490,104) for the three months ended March 31, 2006 as compared to ($1,023,959) for the three months ended March 31, 2005. The Net Loss increased due to our increase in operating expenses, along with increased funding fees and interest expense associated with financing transactions.

LIQUIDITY  AND  CAPITAL  RESOURCES

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. As of March 31, 2006, we had Total Current Assets of $2,116,329 compared to $778,916 as of December 31, 2005. This was due primarily to the following:

     a $885,460 increase in Accounts Receivable a $754,025 increase in inventory, including boats in process, parts, finished boats, and trailers and trade-ins from Marine Holdings, Inc.

As of March 31, 2006, we had Total Current Liabilities of $5,411,982, compared to $3,203,805, as of December 31, 2005. This was due primarily to the following:

     a $375,804 increase in Notes Payable a $1,293,325 increase in Work-In-Process Loans a $169,224 increase for Sun Security Loans to finance the purchase of the
        Marine Holdings, Inc. manufacturing facility a $103,746 increase in Dutchess Convertible Promissory Notes

Cash and cash equivalents were $29,314 as of March 31, 2006 as compared to $331,386 as of December 31, 2005. Our Stockholders' Equity at March 31, 2006 was a deficit of ($7,804,902).

As of March 31, 2006, we had debt of $12,338,735, including convertible debentures and promissory notes which total $6,568,912. We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010 and 2011. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

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

On February 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable February 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 10, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 10, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 14, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 14, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000. The debenture has a 10% interest rate and is due and payable February 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000. The debenture has a 10% interest rate and is due and payable February 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000. The debenture has a 10% interest rate and is due and payable February 28, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 28, 2006, we finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, we paid existing loans of Marine Holdings, Inc. at Sun Security Bank in full. Funding for payment of these loans was generated through new loans we executed in the amount of $4,123,627.

On March 2, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On March 9, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

SUBSIDIARY

As  of  March  31,  2006,  we  had  two  subsidiaries:

Marine  Holdings,  Inc.   (dba  Challenger  Offshore)
First  Responders,  Inc.

ITEM  3.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the first quarter covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material impact on our business.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

In January 2006, we received funds totaling $42,000 as payment for stock subscription agreements entered into during October 2005. See footnote 7 to these financial statements for further information.

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

On February 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable February 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 10, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000. The debenture has a 10% interest rate and is due and payable February 10, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000. The debenture has a 10% interest rate and is due and payable February 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On February 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000. The debenture has a 10% interest rate and is due and payable February 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On February 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000. The debenture has a 10% interest rate and is due and payable February 28, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of ten cents ($0.10).

On March 2, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

On March 9, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400. The debenture has a 10% interest rate and is due and payable March 2, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of eight cents ($0.08).

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NUMBER                     DESCRIPTION  OF  EXHIBIT
------                     ------------------------

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

4.50 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 7, 2005 (included as Exhibit 4.50 to the
          Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.51 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated October 14, 2005 (included as Exhibit 4.51 to the
          Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.52 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated November 1, 2005 (included as Exhibit 4.52 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.53 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated November 9, 2005 (included as Exhibit 4.53 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.54 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated November 22, 2005 (included as Exhibit 4.54 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.55 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated December 7, 2005 (included as Exhibit 4.55 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.56      Promissory Note  between  the  Company  and  Dutchess Private Equities
          Fund,  II,  L.P.,  dated  January  3,  2006  (filed  herewith).

4.57      Promissory Note  between  the  Company  and  Dutchess Private Equities
          Fund,  II,  L.P.,  dated  January  27,  2006  (filed  herewith).

4.58 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 1, 2006 (filed herewith).

4.59 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 3, 2006 (filed herewith).

4.60 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 10, 2006 (filed herewith).

4.61 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 14, 2006 (filed herewith).

4.62 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 24, 2006 (filed herewith).

4.63 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 28, 2006 (filed herewith).

4.64 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 28, 2006 (filed herewith).

4.65 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated March 2, 2006 (filed herewith).

4.66 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated April 3, 2006 (filed herewith).

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

10.24 Corporate Consulting Agreement between the Company and Dutchess Advisors LLC, dated November 1, 2005 (included as Exhibit 10.24 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

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

                            XTREME  COMPANIES,  INC.
                            ------------------------
                                   (Registrant)


/s/  Laurie  A.  Phillips
-----------------------                        June  5,  2006
Laurie  A.  Phillips
Chief  Executive  Officer


/s/  Laurie  A.  Phillips
-----------------------                        June  5,  2006
Laurie  A.  Phillips
Interim  Chief  Financial
Officer,  Principal
Accounting  Officer