Form 10QSB
period 2006-06-30
XTREME COMPANIES INC
filed 2006-08-14
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________


                         COMMISSION FILE NO. 000-30914

                             XTREME COMPANIES, INC.
               (Exact name of issuer as specified in its charter)



               NEVADA                                             88-0394012
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

 300  WESTLINK  DR.,  WASHINGTON,  MO           63090
(Address of principal executive offices)     (Zip Code)

         Issuer's telephone number, including area code: (636) 390-9000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No [X]

Number of shares of the issuer's common stock outstanding as of August 11, 2006:
46,107,521

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes   No [X]

                             XTREME COMPANIES, INC.


Table  of  Contents



Page

------
Part  I  -  Financial  Information

     Item 1 - Financial  Statements.

          Report  on  Review  by  Independent  Public  Accountant              3
          Consolidated  Balance  Sheet  as  of  June  30,  2006                4
          Consolidated  Statement  of  Operations  for  the  Three  and
               Six  Months  Ended  June  30,  2006  and  June  30,  2005       5
          Statement  of  Cash  Flows  for  the  Three  amd  Six  Months
               Ended  June  30,  2006  and  June  30,  2005                    6
          Statements  of  Changes  in  Stockholders  Equity  as  of
                June  30,  2006                                                7
          Notes  to  Financial  Statements                                     8

     Item 2 - Management's  Discussion  and  Analysis  or  Plan of Operation. 18
     Item 3 - Controls  and  Procedures.                                      24

Part  II  -  Other  Information

     Item 1 - Legal  Proceedings.                                             25
     Item 2 - Unregistered  Sales  of  Equity Securities and Use of Proceeds. 25
     Item 3 - Defaults  Upon  Senior  Securities.                             26
     Item 4 - Submission  of  Matters  to  a  Vote  of  Security  Holders.    26
     Item 5 - Other  Information.                                             26
     Item 6 - Exhibits  and  Reports  on  Form  8-K.                          26

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                             XTREME COMPANIES, INC.
                          (A Development Stage Company)

                              Financial Statements
                     For the Six Months Ended June 30, 2006

                                   (Unaudited)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors
Xtreme  Companies,  Inc.

We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. as of June 30, 2006 and the related statements of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2006. These financial statements are the responsibility of the Company's management.

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



/s/Jaspers  and  Hall

Jaspers  +  Hall,  PC
Denver,  Colorado
August  11,  2006

                                       XTREME COMPANIES, INC.
                                    CONSOLIDATED BALANCE SHEET
                                            (Unaudited)
                                                            June 30,       December 31,
ASSETS                                                        2006             2005
                                                         -------------     ------------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .   $      49,390     $    331,386
Accounts Receivable. . . . . . . . . . . . . . . . . .          60,000           72,530
Inventory - Boats in Progress. . . . . . . . . . . . .         961,828                0
Inventory - Parts. . . . . . . . . . . . . . . . . . .         297,420                0
Inventory - Trailers and trade-ins . . . . . . . . . .         114,363                0
Inventory - Complete Boats . . . . . . . . . . . . . .       1,084,131          375,000
Other Current Assets . . . . . . . . . . . . . . . . .               0                0
                                                         -------------     ------------

   TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .       2,567,132          778,916
                                                         -------------     ------------
PROPERTY AND EQUIPMENT
Building and Land. . . . . . . . . . . . . . . . . . .         878,964                0
Boats molds and plugs. . . . . . . . . . . . . . . . .         519,911                0
Machinery and equipment. . . . . . . . . . . . . . . .         103,297            7,606
Leasehold improvements . . . . . . . . . . . . . . . .         219,320           25,395
Autos and trucks . . . . . . . . . . . . . . . . . . .          69,000                0
Trailers . . . . . . . . . . . . . . . . . . . . . . .          23,729                0
Demo boat. . . . . . . . . . . . . . . . . . . . . . .          31,750           30,452
Accumulated depreciation and amortization. . . . . . .        (391,446)          (2,168)
                                                          ------------     ------------

NET PROPERTY & EQUIPMENT . . . . . . . . . . . . . . .       1,454,525           61,285

OTHER ASSETS
Advances to Marine Holdings, Inc . . . . . . . . . . .               0        2,311,891
Certificate of Deposit . . . . . . . . . . . . . . . .       1,000,000                0
                                                          ------------     ------------

     TOTAL OTHER ASSETS. . . . . . . . . . . . . . . .       1,000,000        2,311,891


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .    $  5,021,657     $  3,152,092
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .    $    446,246     $    239,731
Accrued Expenses . . . . . . . . . . . . . . . . . . .           1,042          131,000
Accrued interest . . . . . . . . . . . . . . . . . . .         495,493          186,719
Payroll tax liabilities. . . . . . . . . . . . . . . .         102,688           95,831
Deferred revenues. . . . . . . . . . . . . . . . . . .          55,250           22,098
Private promissory notes . . . . . . . . . . . . . . .         232,000          332,000
Notes payable. . . . . . . . . . . . . . . . . . . . .         581,373          181,718
Work-in-process loans. . . . . . . . . . . . . . . . .         988,190                0
Note payable to Sun Security - current portion . . . .         169,224                0
Promissory notes - related party (net of discount) . .       2,213,450        2,014,708
Receivable factoring agreement - related party . . . .         695,000                0
                                                          ------------     ------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .       5,979,956        3,203,805
                                                          ------------     ------------

LONG TERM LIABILITIES
Truck loan . . . . . . . . . . . . . . . . . . . . . .          14,917                0
Note payable to Sun Security, less current portion . .       2,749,899                0
Long-term debt, less current portion . . . . . . . . .       6,000,914        1,642,295
                                                          ------------     ------------
     TOTAL LONG TERM LIABILITIES . . . . . . . . . . .       8,765,730        1,642,295
                                                          ------------     ------------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .      14,745,686        4,846,100
                                                          ------------     ------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  shares at $.001 par value, 46,107,921 shares issued
  and outstanding at June 30, 2006 . . . . . . . . . .          46,107           19,551
Additional paid-in capital . . . . . . . . . . . . . .      15,488,255       18,438,245
Subscriptions receivable . . . . . . . . . . . . . . .         (39,542)         (77,766)
Accumulated deficit. . . . . . . . . . . . . . . . . .     (25,218,849)     (20,074,038)
                                                          ------------     ------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . .      (9,724,027)      (1,694,009)
                                                          ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .    $  5,021,657     $  3,152,092
                                                          ============     ============

The accompanying notes are an integral part of these financial statements

                                             XTREME COMPANIES, INC.
                                         CONSOLIDATED INCOME STATEMENT
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                 (Unaudited)
                                                 Three months ended                  Six months ended
                                                      June 30,                            June 30,
                                          ------------------------------       ----------------------------
                                                2006            2005                2006            2005
                                          --------------   -------------       -------------   ------------

REVENUE
Fire and Patrol Boats . . . . . . . .     $            0   $     123,000       $           0   $    191,000
Performance and Sport Boats . . . . .             70,469         429,300             829,059        429,300
Sales returns and allowances. . . . .           (863,364)              -            (863,364)             -
                                          --------------   -------------       -------------   ------------
   TOTAL REVENUE. . . . . . . . . . .           (792,895)        552,300             (34,305)       620,300

COST OF GOODS SOLD
Cost of Goods Sold - Fire & Patrol Boats           7,603          64,595              14,002         83,785
Cost of Goods Sold - Performance and
                     Sport Boats. . .           (376,680)        402,531             530,309        442,407
                                          --------------   -------------       -------------   ------------
   TOTAL COST OF GOODS SOLD . . . . .           (369,077)        467,126             544,311        526,192
                                          --------------   -------------       -------------   ------------
   GROSS PROFIT/(LOSS). . . . . . . .           (423,818)         85,174            (578,616)        94,108


OPERATING EXPENSES:
Consulting fees . . . . . . . . . . .             62,090           7,000             104,580        373,365
Documentation fees for funding. . . .            130,000               -             280,000              -
Officer compensation. . . . . . . . .            (26,160)         30,000               6,340         30,000
Investor relations. . . . . . . . . .            112,050          84,070             541,655        163,005
Marketing . . . . . . . . . . . . . .             12,000          33,500              25,917        117,441
Sales consulting and commissions. . .             11,838           5,800              25,838         17,800
Professional fees . . . . . . . . . .             29,466          47,535              37,846         68,635
Payroll and taxes . . . . . . . . . .            257,922          14,748             396,432         14,748
Employee benefits . . . . . . . . . .             35,296               -              38,730              -
Depreciation and amortization . . . .             40,615             297              47,952            524
Writedown of assets . . . . . . . . .                  -               -             130,000              -
Sales adjustments and allowances. . .             42,706               -              42,706              -
Travel. . . . . . . . . . . . . . . .             10,921           9,434              17,954         15,686
Business insurance. . . . . . . . . .            159,885               -             170,027            754
Other Operating Expenses. . . . . . .             83,402          67,626             114,259        101,917
                                          --------------   -------------       -------------   ------------
  TOTAL OPERATING EXPENSES. . . . . .            962,031         300,010           1,980,236        903,873
                                          --------------   -------------       -------------   ------------
  LOSS FROM OPERATIONS. . . . . . . .         (1,385,849)       (214,836)         (2,558,852)      (809,765)

OTHER INCOME (EXPENSES)
Interest expense. . . . . . . . . . .          2,263,859         244,632           2,580,960        673,662
Loss/(gain) on sale of assets . . . .              5,000               -               5,000              -
                                          --------------   -------------       -------------   ------------
   TOTAL OTHER INCOME (EXPENSES)               2,268,859         244,632           2,585,960              -
                                          --------------   -------------       -------------   ------------

   LOSS BEFORE INCOME TAXES . . . . .         (3,654,708)       (459,468)         (5,144,812)    (1,483,427)
                                          --------------   -------------       -------------   ------------

Provision for income taxes. . . . . .                  -               -                   -              -
                                          --------------   -------------       -------------   ------------

   NET LOSS . . . . . . . . . . . . .     $   (3,654,708)  $    (459,468)      $  (5,144,812)  $ (1,483,427)
                                          ==============   =============       =============   ============

BASIC AND DILUTED NET LOSS PER SHARE      $        (0.30)  $       (0.03)      $       (0.85)  $      (0.10)
                                          ==============   =============       =============   ============

BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING . . . . . . . .         12,008,797      17,293,119            6,037,572     15,096,302
                                          ==============   =============       =============   ============

The accompanying notes are an integral part of these financial statements

                                          XTREME COMPANIES, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                 (Unaudited)
                                                   Three months ended                Six months ended
                                                        June 30,                          June 30,
                                             -----------------------------     ----------------------------
                                                  2006            2005              2006            2005
                                             -------------   -------------     -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . .      $  (3,654,708)   $   (459,468)     $  (5,144,812) $ (1,483,427)
Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:

Depreciation and amortization . . . . .             40,615             297            48,269            524
Issuance of stock for debt inducement .          1,650,422               -         1,650,422        250,774
Debt conversion feature expense . . . .                  -         166,699                 -        142,500
Issuance of stock for consulting svcs .                  -               -                 -        334,365
Issuance of stock for marketing svcs. .                  -               -                 -         83,591
Issuance of stock for other services. .            195,500               -           195,500              -
Loan payoffs for Marine Holdings
   closing transaction. . . . . . . . .                  -               -           (78,251)             -

(Increase) decrease in current assets:
Accounts receivable . . . . . . . . . .            897,990               -            13,390              -
Inventory . . . . . . . . . . . . . . .         (1,328,718)              -        (1,163,718)             -
Advances to Marine Holdings, Inc. . . .                  -        (680,605)         (529,700)    (1,062,176)
Certificate of deposit as collateral. .                  -               -        (1,000,000)             -

(Increase) decrease in current liabilities
Accrued expenses and accounts payable .            (17,386)        (34,037)         (253,300)        (9,773)
Accrued interest. . . . . . . . . . . .            213,537          36,788           308,774         57,113
Sun Security WIP loans. . . . . . . . .           (277,183)              -          (166,081)             -
Payroll tax liabilities payable . . . .             (4,838)          4,008             6,854          3,508
Deferred revenues . . . . . . . . . . .            (32,098)         66,454            33,152         46,454
                                             -------------   -------------     -------------   ------------
NET CASH USED IN OPERATING ACTIVITIES           (2,316,867)       (899,864)       (6,079,501)    (1,636,547)
                                             -------------   -------------     -------------   ------------

NET CASH FLOWS PROVIDED (USED) BY
   INVESTING ACTIVITIES:
Purchase of fixed assets. . . . . . . .            (77,637)         (2,116)         (109,440)          -
                                             -------------   -------------     -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable . . . . . . . . . . . . .           (147,577)        166,000           272,267        166,000
Proceeds from related party convertible
   Debts - net. . . . . . . . . . . . .          2,562,026         766,519         5,596,454      1,396,479
Proceeds from line of credit. . . . . .                130               -            38,224              -
                                            --------------   -------------     -------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        2,414,579         932,519         5,906,945      1,562,479
                                            --------------   -------------     -------------   ------------

NET INCREASE IN CASH. . . . . . . . . .             20,075          30,539          (281,996)       (74,068)

CASH AT BEGINNING OF PERIOD . . . . . .     $       29,315   $       6,066     $     331,386   $    110,673
                                            ==============   =============     =============   ============

CASH AT END OF PERIOD . . . . . . . . .     $       49,390   $      36,605     $      49,390   $     36,605
                                            ==============   =============     =============   ============

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
Cash paid for interest. . . . . . . . .     $      133,014   $          55           215,238   $          -
Income taxes paid . . . . . . . . . . .                  -               -                 -              -

See accompanying notes to financial statements

                                                Xtreme Companies, Inc.
                                      Statements of Changes in Stockholders Equity
                                                Additional      Shares                                                   Total
                             Common Stock         Paid In       To Be      Deferred     Stock Sub    Accumulated    Stockholder
                           Shares    Par .001     Capital       Issued   Compensation   Receivable      Deficit         Equity

BALANCE,
December 31, 2003        7,118,152    7,118    15,555,172          -       (110,000)         -       (16,191,539)     (739,249)

Recapitalization
Upon reverse
merger acquisition        (357,577)    (358)       35,780          -            -            -              -            35,422

Issuance of
common stock
for officer
compensation               450,000      450       111,479          -            -            -              -           111,929

Issuance of
common stock
for consulting
Services                 1,930,000    1,930       328,342          -            -            -              -           330,272

Issuance of
common stock
for director's
Compensation               600,000      600       148,640          -            -            -              -           149,240

Beneficial
conversion feature
on convertible
Debentures                    -          -        185,200          -            -            -              -           185,200

Conversion
of debts                 1,294,581    1,295       340,682          -            -            -              -           341,977

Issuance of
stock and stock
Warrants for
debt inducement               -          -        155,888          -            -            -              -           155,888

Net loss                      -          -           -             -            -            -         (1,465,532)   (1,465,532)

BALANCE,
December 31, 2004      11,035,156     11,035    16,859,783       1,400    (110,000)          -        (17,657,071)     (894,854)


Issuance of
common stock
for officer
compensation              300,000        300        53,700          -          -             -              -            54,000

Issuance of
common stock
for consulting
services                2,229,101      2,229       332,136          -      110,000           -              -           444,365

Issuance of
common stock
for marketing
services                  557,275        557        83,034          -          -            -               -            83,591

Beneficial
conversion feature
on convertible
debentures                   -            -        329,771          -          -            -               -           329,771

Issuance of
Stock for
Equity line               500,000        500        94,500          -          -         (77,766)           -            17,234

Issuance of
Stock warrants
For debt inducement
On debentures                -            -        218,150          -          -            -               -           218,150

Conversion
of debts                1,858,018      1,858       218,069          -          -            -               -           219,928

Issuance of
stock for debt
inducement              3,071,826      3,072       249,102      (1,400)        -            -               -           250,774

Net loss                     -            -           -             -          -            -         (2,416,967)    (2,416,967)

BALANCE,
December 31, 2005      19,551,376  $  19,551  $ 18,438,244   $      -    $     -      $  (77,766)  $ (20,074,037)   $(1,694,008)

Issuance of
Stock for
Equity line             4,000,000      4,000       329,233          -          -          38,224            -           371,457

Issuance of
Stock for
Inv Rel Svcs            1,750,000      1,750       190,750          -          -             -              -           192,500

Issuance of
Stock for
Debt inducement        20,630,271     20,630     1,629,792          -          -             -              -         1,650,422

Conversion of
Debts                     115,874        116        12,630          -          -             -              -            12,746

Issuance of
Stock for
Employee comp              60,000         60         2,940          -          -             -              -             3,000

Merger
Accounting                                      (5,115,333)                                                          (5,115,333)

Net Loss                     -            -           -             -          -             -        (5,144,812)    (5,144,812)

                      -----------  ---------  ------------   ---------   ----------   ----------   -------------    -----------
BALANCE,
June 30, 2006          46,107,521  $  46,107  $ 15,488,256   $      -    $     -      $  (39,542)  $ (25,218,849)   $(9,724,028)
                      ===========  =========  ============   =========   ==========   ==========   =============    ===========

See accompanying notes to financial statements


                             XTREME COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS  AND  BASIS  OF  PRESENTATION

Xtreme Companies, Inc. (the "Company") was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, 1998, the Company changed its name to Xtreme Webworks. The Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newsletters. On April 24, 2002, the Company changes its name to Xtreme Companies, Inc. Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

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

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $3,412,824 as of June 30, 2006. The Company had operating losses of ($3,654,708) and ($459,468) for the three months ended June 30, 2006 and 2005, respectively.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Xtreme Companies, Inc and its wholly owned subsidiaries - Marine Holdings, Inc., d/b/a Challenger Offshore, as of June 30, 2006 and First Responders, Inc. (Rockwell Power Systems, Inc. until a name change in June 2005) as of June 30, 2006 and 2005. All significant intercompany accounts and transactions are eliminated in consolidation. For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.

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

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank. These funds were acquired by Xtreme through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006.

ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005 and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc., d/b/a Challenger Offshore,, a
Missouri boat manufacturer totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

ACCOUNTS  RECEIVABLE

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,084,131 consists of twelve performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders. The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006. The terminations were in part, due to a lack of performance under the contracts and as a result, the Company had to book sales returns from Wayton Marine International. Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period. The Company built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, the Company was not able to ship the boats to the customers as a result of non-payment.

The inventory also consists of a SV-42 sport boat purchased through Marine Holdings, Inc. in 2005 for $250,000. This item is intended for resale and is carried on the financial statements at cost of $125,000, after a write-down of $125,000 in March 2006. After an evaluation by the company, it was determined that the value of the boat is $125,000 and a strong effort is being made to sell the boat at this time.

The boats in process inventory of $961,828 consists of Challenger boats in various stages of the manufacturing process. These boats are built to fulfill customer orders and are ready for shipment upon completion.

The $297,420 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats. The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory. Any inventory determined to be excess or obsolete is returned to vendors or sold. In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2006, and June 30, 2005, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of June 30, 2006, convertible debentures could convert to 142,085,158 shares and warrants could convert to 1,734,000 shares.

ADVERTISING  COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $1,607 and $0 for the three months ended June 30, 2006 and 2005, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $0 and $0 for the three months ended June 30, 2006 and 2005, respectively.

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

                                                                        2006

                                                                    ------------
Deferred  tax  assets:
    Net  operating  loss  carryforwards                             $25,218,849
    Valuation  allowance  for  deferred  tax  assets                (25,218,849)
                                                                    ------------
    Net  deferred tax assets                                        $         -
                                                                    ============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2006, the Company had net operating loss carryforwards of approximately $25,218,849 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  2.  ACCOUNTS  RECEIVABLE

As  of  June  30,  2006,  accounts  receivable  consists  of  the  following:

Accounts  Receivable
                                             City of Philadelphia, PA     60,000
                                                                          ------
                                                               TOTAL     $60,000
                                                                         -------

NOTE  3.  INVENTORY

As  of  June  30,  2006,  inventory  consists  of  the  following:


                                       SV-42 Pleasure Boat              $125,000
                                       -------------------              --------
                                       New Performance & Sport Boats     959,131
                                       -----------------------------     -------
                                       Boats In Process (WIP)            961,828
                                       ----------------------            -------
                                       Parts Inventory                   297,420
                                       ---------------                   -------
                                       Trailers                          114,363
                                       ========                       ==========
                                       TOTAL                          $2,457,742

NOTE  4.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  June  30,  2006,  consists  of  the  following:

                                                        2006
                                                   -----------
Building  &  Land                                  $  878,964
Molds  and  plugs                                     519,911
Machinery  and  equipment                             102,312
Autos  and  trucks                                     69,000
Furniture  and  fixtures                                  985
Demonstration  boat                                    31,750
Trailers  for  plant  use                              23,729
Building  improvements  &  capital  additions         219,320
                                                   -----------
                                                    1,845,971
Less  accumulated  depreciation
 and  amortization                                   (391,446)
                                                   -----------
                                                   $1,454,525
                                                   ===========

NOTE  5.  ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005, and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc. d/b/a Challenger Offshore,, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., pursuant to the Marketing and Distribution Agreement of March 1, 2005, and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

NOTE  6.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses as of June 30, 2006 consists of the following:

                            2006
                      ---------------
Accounts  payable     $       446,246
-----------------     ---------------
Accrued  expenses               1,042
-----------------     ---------------
Accrued  interest             495,493
-----------------     ---------------
Accrued  payroll  taxes       102,688
-------------------------------------
Total                 $     1,045,469
=====                 ===============

NOTE  7.  CONVERTIBLE  DEBENTURES  AND  PROMISSORY  NOTES

On April 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600. The debenture has a 10% interest rate and is due and payable April 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On April 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has a 10% interest rate and is due and payable April 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The debenture has a 10% interest rate and is due and payable May 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $492,000, at a discount of $82,000. The debenture has a 10% interest rate and is due and payable May 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of
$695,000. The factoring agreement has a 3.5% monthly interest rate and is due and payable July 17, 2006, with one month minimum interest due and payable on the funds. As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day. In the event that on the maturity date, there is a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On May 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $168,000, at a discount of $28,000. The debenture has a 10% interest rate and is due and payable May 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On June 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400. The debenture has a 10% interest rate and is due and payable June 7, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06.

On June 7, 2006, the Company entered into an agreement relating to convertible promissory notes held by individual investors whereby the promissory notes are extended for a period of one year. In consideration of the extension, the investors retain all rights and warrants from the prior notes and gain the additional right of a 50% conversion option, which may be exercised at any time during the second terms, including the maturity date. The 50% conversation would be at a discount to the public selling price of the stock on the date the Company is notified of the investor's intention. The Company agrees to repay the principal and 40% simple interest at the maturity date or convert the note into common stock at $0.10 per share at anytime during the extended term, regardless of the public selling price.

On June 15, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $72,000, at a discount of $12,000. The debenture has a 10% interest rate and is due and payable June 15, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06.

On June 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has a 10% interest rate and is due and payable June 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On June 23, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $156,000, at a discount of $26,000. The debenture has a 10% interest rate and is due and payable June 23, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On June 26, 2006, the Company paid $120,000 to Mike Lochirco for a matured promissory note in the amount of $100,000 principal and $20,000 accrued interest.

NOTE  8.  NOTES  PAYABLE

At  June  30, 2006, the Company had various short term Notes Payable as follows:

Happy Apple Company of $581,373, due on demand, unsecured, and bears interest at a rate of 20%. During the three months ended June 30, 2006, the Company repaid $145,451.19 of the principal balance.

Bank of Washington of $14,916, secured by a 2002 GMC3500 truck, and bears interest at a rate of 9.25%, and a maturity date of March 22, 2009.

Sun Security Bank of $988,190, secured by certain Challenger Offshore WIP boats, and bears interest at a rate of US Bank Prime Rate plus 2.0%. These are 90 day notes and are renewable.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company. The note bears interest at a rate of US Bank Prime Rate plus 1.0% and a maturity date of March 1, 2009. It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank. As of June 30, 2006, the Note Payable carries a principal balance of $2,919,123.

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

On April 10, 2006, the Company issued 500,000 shares of the Company's common stock valued at $60,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.

On April 26, 2006, the Company issued 115,874 shares of the Company's common stock valued at $12,746 to William Hoops for debt conversion.

On June 7, 2006, the Company issued 8,037,911 shares of the Company's common stock valued at $643,033 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On June 7, 2006, the Company issued 12,592,360 shares of the Company's common stock valued at $1,007,389 to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On June 20, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $50,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.

On June 20, 2006, the Company issued 30,000 shares of the Company's common stock to an employee of the Company as compensation valued at $1,500.

On June 20, 2006, the Company issued 30,000 shares of the Company's common stock to another employee of the Company as compensation valued at $1,500.

NOTE  11.  RENTS

The Company has building rental expense of $5,500 for the three months ended June 30, 2006 for the rental of additional warehouse space to store completed boats. The Company anticipates that this additional expense will cease by September 30, 2006.

NOTE  12.  SUBSEQUENT  EVENTS

On July 5, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable July 5, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On July 12, 2006, the Company terminated the exclusive distributorship agreement with Life Line Marine. Since the execution of the agreement on April 4, 2006, Life Line Marine purchased one boat in the three month period.

On July 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000. The debenture has a 10% interest rate and is due and payable July 20, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On July 21, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000. The debenture has a 10% interest rate and is due and payable July 21, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On August 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $282,000, at a discount of $47,000. The debenture has a 10% interest rate and is due and payable August 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.04.

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

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates our continuation as a going concern. Our current liabilities exceed the current assets by $3,412,824 as of June 30, 2006. We had operating losses of ($3,654,708) and ($459,468) for the three months ended June 30, 2006 and 2005, respectively.

Our management is currently pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop its proposed products and manufacturing processes and ultimately, upon its ability to attain future profitable operations. There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flows from operations. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries - Marine Holdings, Inc., d/b/a Challenger Offshore, as of June 30, 2006 and First Responders, Inc., known as Rockwell Power Systems, Inc. until a name change in June 2005, as of June 30, 2006 and 2005. All significant intercompany accounts and transactions are eliminated in consolidation. For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.

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

CASH  AND  CASH  EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank. These funds were acquired by us through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006.

ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005 and the two months of January and February 2006, we provided financing to Marine Holdings, Inc., d/b/a Challenger Offshore, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements. We provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005.
Pursuant to the Marketing and Distribution Agreement, we administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the we finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by us. Funding for payment of these loans was generated through new loans executed by us in the amount of $4,123,627.

ACCOUNTS  RECEIVABLE

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,084,131 consists of twelve performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders. The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006. The terminations were in part, due to a lack of performance under the contracts and as a result, we had to book sales returns from Wayton Marine International. Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period. We built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, we were not able to ship the boats to the customers as a result of non-payment.

The inventory also consists of a SV-42 sport boat purchased through Marine Holdings, Inc. in 2005 for $250,000. This item is intended for resale and is carried on the financial statements at cost of $125,000, after a write-down of $125,000 in March 2006. After an evaluation by us, it was determined that the value of the boat is $125,000 and a strong effort is being made to sell the boat at this time.

The boats in process inventory of $961,828 consists of Challenger boats in various stages of the manufacturing process. These boats are built to fulfill customer orders and are ready for shipment upon completion.

The $297,420 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats. The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory. Any inventory determined to be excess or obsolete is returned to vendors or sold. In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

STOCK  BASED  COMPENSATION

SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, we elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

We have adopted, for footnote disclosure purposes, SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2006, and June 30, 2005, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.

REVENUE  RECOGNITION

We recognize income when the products are completed for delivery, and when the service is provided, and the customer is invoiced. We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced. The customers are responsible for shipment and delivery of the boats from the manufacturing plant.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on our earnings per share in the future but are not included in the calculation. As of June 30, 2006, convertible debentures could convert to 142,085,158 shares and warrants could convert to 1,734,000 shares.

ADVERTISING  COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $1,607 and $0 for the three months ended June 30, 2006 and 2005, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. We bill our customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by us for shipping and handling costs related to the sale and delivery of goods to our customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $0 and $0 for the three months ended June 30, 2006 and 2005, respectively.

INCOME  TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because we have incurred losses in all periods and for all jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                                        2006

                                                                    ------------
Deferred  tax  assets:
    Net  operating  loss  carryforwards                             $25,218,849
    Valuation  allowance  for  deferred  tax  assets                (25,218,849)
                                                                    ------------
    Net  deferred tax assets                                        $         -
                                                                    ============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2006, we had net operating loss carryforwards of approximately $25,218,849 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

We also manufacture leisure, fishing and performance boats through our subsidiary Marine Holdings, Inc., a Missouri corporation, distributed and sold under the Challenger Offshore name. The Challenger boats range in size from 19 ft. to 97 ft., with prices ranging from $31,495 to $5.8 million. Marine Holdings manufactures many of their boats using hulls structurally designed by world-renowned naval architects, as well as the patented D-DC hulls. The Challenger boats are distributed through a dealer network.

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


GOING  CONCERN

Our financial statements for the three month period ended June 30, 2006, reflect a net loss of ($3,654,708) and net cash flows used by operations of $2,316,867. We are pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our products and ultimately, upon our ability to attain future profitable operations. We may not be successful in obtaining such financing or attaining positive cash flows from operations.

RESULTS  OF  OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2005

NET  REVENUES

For the three and six months ended June 30, 2006, we generated net revenues of ($792,895) and ($34,305), respectively, as compared to net revenues of $552,300 and $620,300 for the three and six months ended June 30, 2005. The major change in our business that impacted revenues for the three and six months ended June 30, 2006 is the termination of our distribution agreement with Wayton Marine International and the return of product to Xtreme in the three months ended June 30, 2006, which resulted in negative sales for the year. At the time of our termination of our agreements with Wayton Marine, we had completed work on nine boats pursuant to purchase orders provided by Wayton Marine. Four boats were shipped to Wayton Marine, however Wayton Marine did not take delivery of the remaining five boats or provide payment for the boats as required by the Agreement. This default was the main factor in the termination of our Agreements with Wayton Marine. Additionally, as a result of the default we had to reverse revenues already recorded on our books.

In addition, under the terms of our distribution agreement entered into with Life Line Marine on April 4, 2006, Life Line was to purchase 15 boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period.

Effective March 1, 2005, Xtreme became the sole distributor for Challenger Offshore boats manufactured by Marine Holdings, Inc., therefore, until March 1, 2006, the Company recognized revenue on boats purchased from Marine Holdings and sold to the customer.

COST  OF  GOODS  SOLD

We incurred costs of sales of ($369,077) and $544,311, respectively for the three and six months ended June 30, 2006, as compared to $467,126 and $526,192 for the three and six months ended June 30, 2005. Cost of goods sold increased due to the increased production of boats during the three and six months ended June 30, 2006, with some boats still in process at June 30, 2006. The costs associated with these boats were $961,828 as of June 30, 2006. We increased production during six month period ended June 30,2006 because we had signed sales orders from Wayton Marine International and Life Line Marine.

OPERATING  EXPENSES

Operating expenses increased to $962,031 and $1,980,236, respectively, for the three and six months ended June 30, 2006 as compared to $300,010 and $903,873 for the three and six months ended June 30, 2005. The increase in operating expenses for the three month period ended June 30, 2006 as compared to June 30, 2005 occurred primarily as a result of documentation fees for funding of $130,000, business insurance of $159,885, and payroll and taxes of $243,174.

INTEREST  EXPENSE

Interest expense increased from $244,632 to $2,263,859 from the 3 month period ended June 30, 2005. The increase is a result of $1,650,422 interest expense recorded on June 7, 2006 in connection with the issuance of 8,037,911 shares issued to Dutchess Private Equities and 12,592,360 shares issued to Dutchess Private Equities II, as an inducement to invest in our company. Each of our notes and debentures were issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant. Also, our debentures are issued with a conversion preference to the holder of the debenture in the event of default, which are included in interest expense on the financial statements.

NET  LOSS

We had a net loss of ($3,654,708) and ($5,144,812) for the three and six months ended June 30, 2006, respectively, as compared to ($459,468) and ($1,483,427) for the three and six months ended June 30, 2005. The Net Loss increased due to our decrease in revenues, increase in operating expenses, and increased funding fees and interest expense associated with financing transactions. The Net Loss also increased due to the sales returns from Wayton Marine International and the lack of purchases by Life Line Marine per the terms of the distribution agreement.

LIQUIDITY  AND  CAPITAL  RESOURCES

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. As of June 30, 2006, we had Total Current Assets of $2,567,132 compared to $778,916 as of December 31, 2005. This was due primarily to the following: a $2,082,742 increase in inventory, including boats in process, parts, finished boats, and trailers from the merger with Marine Holdings, Inc.

As of June 30, 2006, we had Total Current Liabilities of $5,979,956, compared to $3,203,805, as of December 31, 2005. This was due primarily to the following:

     a $308,774 increase in Accrued Interest a $399,655 increase in Notes Payable a $988,190 increase in Work-In-Process Loans a $169,224 increase for Sun Security Loans to finance the purchase of the
        Marine Holdings, Inc. manufacturing facility a $198,742 increase in Dutchess Convertible Promissory Notes a $695,000 increase for a receivable factoring agreement with Dutchess
        Private  Equities  Fund,  II

Cash and cash equivalents were $49,390 as of June 30, 2006 as compared to $331,386 as of December 31, 2005. Our Stockholders' Equity at June 30, 2006 was a deficit of ($9,724,027).

As of June 30, 2006, we had debt of $14,745,686, including convertible debentures and promissory notes which total $8,750,813. We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010 and 2011. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

We continue to require additional funding. We believe we will be able to secure funding from our current investors, but there is no assurance we will be able to do so. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default. We may not be able to able to meet our debt service obligations. If we default on our existing debt, we may have to pay additional penalties or issue additional equity. If we issue equity, our existing shareholders' interests will be diluted. If we can't raise sufficient funds, we may have to curtail or cease operations.

FINANCING  ACTIVITIES

On April 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600. The debenture has a 10% interest rate and is due and payable April 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On April 26, 2006 we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has a 10% interest rate and is due and payable April 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The debenture has a 10% interest rate and is due and payable May 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 17, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $492,000, at a discount of $82,000. The debenture has a 10% interest rate and is due and payable May 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 17, 2006, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000. The factoring agreement has a 3.5% monthly interest rate and is due and payable July 17, 2006, with one month minimum interest due and payable on the funds. As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day. In the event that on the maturity date, there is a balance due on the face amount, the Holder can increase the face amount by ten 10% per month, for each month that the agreement remains unpaid.

On May 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $168,000, at a discount of $28,000. The debenture has a 10% interest rate and is due and payable May 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On June 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400. The debenture has a 10% interest rate and is due and payable June 7, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06.

On June 15, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $72,000, at a discount of $12,000. The debenture has a 10% interest rate and is due and payable June 15, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06.

On June 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has a 10% interest rate and is due and payable June 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On June 23, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $156,000, at a discount of $26,000. The debenture has a 10% interest rate and is due and payable June 23, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

SUBSIDIARIES

As  of  June  30,  2006,  we  had  two  subsidiaries:

Marine  Holdings,  Inc.   (d/b/a  Challenger  Offshore)
First  Responders,  Inc.

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

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the second quarter covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We are not aware of any litigation or potential litigation that could have a material impact on our business.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On April 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600. The debenture has a 10% interest rate and is due and payable April 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On April 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has a 10% interest rate and is due and payable April 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000. The debenture has a 10% interest rate and is due and payable May 3, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of
(i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 17, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $492,000, at a discount of $82,000. The debenture has a 10% interest rate and is due and payable May 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On May 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $168,000, at a discount of $28,000. The debenture has a 10% interest rate and is due and payable May 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.08.

On June 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400. The debenture has a 10% interest rate and is due and payable June 7, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06.

On June 15, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $72,000, at a discount of $12,000. The debenture has a 10% interest rate and is due and payable June 15, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06.

On June 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has a 10% interest rate and is due and payable June 22, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On June 23, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $156,000, at a discount of $26,000. The debenture has a 10% interest rate and is due and payable June 23, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On April 10, 2006, we issued 500,000 shares of our common stock valued at $60,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. On June 20, 2006, we issued 1,000,000 shares of our common stock valued at $50,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.

On April 26, 2006, we issued 115,874 shares of common stock valued at $12,746 to William Hoops.

On June 7, 2006, we issued 8,037,911 shares of common stock valued at $643,033 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On June 7, 2006, we issued 12,592,360 shares of common stock valued at $1,007,389 to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On June 20, 2006, we issued 60,000 shares of our common stock to two employees as compensation valued at $3,000.

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

4.56 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated January 3, 2006 (included as Exhibit 4.56 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.57 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated January 27, 2006 (included as Exhibit 4.57 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.58 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 1, 2006 (included as Exhibit 4.58 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.59 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 3, 2006 (included as Exhibit 4.59 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.60 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 10, 2006 (included as Exhibit 4.60 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.61 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 14, 2006 (included as Exhibit 4.61 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.62 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 24, 2006 (included as Exhibit 4.62 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.63 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated February 28, 2006 (included as Exhibit 4.63 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.64 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 28, 2006 (included as Exhibit 4.64 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.65 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated March 2, 2006 (included as Exhibit 4.65 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.66 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated April 3, 2006 (included as Exhibit 4.66 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.67 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated April 26, 2006 (filed herewith).

4.68 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated May 3, 2006 (filed herewith).

4.69 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated May 17, 2006 (filed herewith).

4.70 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated May 24, 2006 (filed herewith).

4.71 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 7, 2006 (filed herewith).

4.72 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 15, 2006 (filed herewith).

4.73 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 22, 2006 (filed herewith).

4.74 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 23, 2006 (filed herewith).

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

10.25 Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 17, 2006 (filed herewith).

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

XTREME  COMPANIES,  INC.
------------------------
(Registrant)


/s/  Laurie  A.  Phillips
-----------------------                                        August  14,  2006
Laurie  A.  Phillips
Chief  Executive  Officer


/s/  Laurie  A.  Phillips
-----------------------                                        August  14,  2006
Laurie  A.  Phillips
Chief  Financial  Officer,  Principal  Accounting  Officer