Form 10QSB
period 2006-09-30
XTREME COMPANIES INC
filed 2006-11-14
CIK 1114908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

 [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                  [X]Yes  [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  [ ]Yes  [X]No

Number of shares of the issuer's common stock outstanding as of November 9, 2006: 51,500,246

Transitional  Small  Business  Disclosure  Format  (Check  one):

                                  [ ]Yes  [X]No

                             XTREME COMPANIES, INC.

                               Table of Contents

                                                                            Page
                                                                            ----
Part  I  -  Financial  Information

     Item  1  -  Financial  Statements.

          Report  on  Review  by  Independent  Public  Accountant             3
          Consolidated  Balance  Sheet  as  of  September  30,  2006          4
          Consolidated  Statement  of  Operations  for  the  Three  and
               Nine  Months  Ended  September  30,  2006
               and September 30, 2005                                         5
          Statement  of  Cash  Flows  for  the  Three  amd  Nine  Months
               Ended  September  30,  2006  and  September  30,  2005         6
          Statements  of  Changes  in  Stockholders  Equity  as  of
                September  30,  2006                                          7
          Notes  to  Financial  Statements                                    8

     Item  2  -  Management's  Discussion  and  Analysis  or
                    Plan of Operation.                                       18
     Item  3  -  Controls  and  Procedures.                                  25

Part  II  -  Other  Information

     Item  1  -  Legal  Proceedings.                                         26
     Item  2  -  Unregistered  Sales  of  Equity Securities and
                    Use of Proceeds.                                         27
     Item  3  -  Defaults  Upon  Senior  Securities.                         27
     Item  4  -  Submission of Matters to a Vote of Security Holders.        27
     Item  5  -  Other  Information.                                         27
     Item  6  -  Exhibits  and  Reports  on  Form  8-K.                      28

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                             XTREME COMPANIES, INC.
                          (A Development Stage Company)

                              Financial Statements
                  For the Nine Months Ended September 30, 2006

                                   (Unaudited)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors
Xtreme  Companies,  Inc.

We have reviewed the accompanying balance sheet of Xtreme Companies, Inc. (the "Company") as of September 30, 2006 and the related statements of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2006. These financial statements are the responsibility of the Company's management.

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


/s/Jaspers  and  Hall
---------------------
Jaspers  +  Hall,  PC
Denver,  Colorado
November  10,  2006

                                      XTREME COMPANIES, INC.
                                    CONSOLIDATED BALANCE SHEET


                                                         September 30,     December 31,
                                                             2006              2005
ASSETS                                                    (Unaudited)
                                                         -------------     ------------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .   $     131,382     $    331,386
Accounts Receivable - Trade. . . . . . . . . . . . . .          60,000           72,530
Inventory - Boats in Progress. . . . . . . . . . . . .         752,321                0
Inventory - Parts. . . . . . . . . . . . . . . . . . .         312,465                0
Inventory - Trailers and trade-ins . . . . . . . . . .         114,363                0
Inventory - Complete Boats . . . . . . . . . . . . . .       1,677,787          375,000
Other Current Assets . . . . . . . . . . . . . . . . .           8,875                0
                                                         -------------     ------------

   TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .       3,057,193          778,916
                                                         -------------     ------------
PROPERTY AND EQUIPMENT
Building and Land. . . . . . . . . . . . . . . . . . .         936,542                0
Boats molds and plugs. . . . . . . . . . . . . . . . .         557,955                0
Machinery and equipment. . . . . . . . . . . . . . . .         166,656            7,606
Furniture and fixtures . . . . . . . . . . . . . . . .          11,070                0
Leasehold improvements . . . . . . . . . . . . . . . .         135,598           25,395
Autos and trucks . . . . . . . . . . . . . . . . . . .          69,000                0
Trailers . . . . . . . . . . . . . . . . . . . . . . .          24,929                0
Demo boat. . . . . . . . . . . . . . . . . . . . . . .               0           30,452
Accumulated depreciation and amortization. . . . . . .        (430,394)          (2,168)
                                                          ------------     ------------

NET PROPERTY & EQUIPMENT . . . . . . . . . . . . . . .       1,471,356           61,285

OTHER ASSETS
Advances to Marine Holdings, Inc . . . . . . . . . . .               0        2,311,891
Certificate of Deposit . . . . . . . . . . . . . . . .       1,000,000                0
                                                          ------------     ------------

     TOTAL OTHER ASSETS. . . . . . . . . . . . . . . .       1,000,000        2,311,891

                                                          ------------     ------------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .    $  5,528,549     $  3,152,092
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .    $    405,274     $    239,731
Accrued expenses . . . . . . . . . . . . . . . . . . .           2,000          131,000
Accrued interest . . . . . . . . . . . . . . . . . . .         809,131          186,719
Payroll tax liabilities. . . . . . . . . . . . . . . .         102,372           95,831
Deferred revenues. . . . . . . . . . . . . . . . . . .          65,250           22,098
Private promissory notes . . . . . . . . . . . . . . .         212,000          332,000
Notes payable. . . . . . . . . . . . . . . . . . . . .               0          181,718
Work-in-process loans. . . . . . . . . . . . . . . . .       1,080,855                0
Note payable to Sun Security - current portion . . . .         169,224                0
Promissory notes - related party (net of discount) . .       2,275,887        2,014,708
Receivable factoring agreement - related party . . . .         695,000                0
                                                          ------------     ------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . .       5,816,993        3,203,805
                                                          ------------     ------------

LONG TERM LIABILITIES
Truck loan . . . . . . . . . . . . . . . . . . . . . .          13,699                0
Note payable to Sun Security, less current portion . .       2,707,593                0
Long-term debt . . . . . . . . . . . . . . . . . . . .       8,162,491        1,642,295
                                                          ------------     ------------
     TOTAL LONG TERM LIABILITIES . . . . . . . . . . .      10,883,783        1,642,295
                                                          ------------     ------------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .      16,700,776        4,846,100
                                                          ------------     ------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
  at $.001 par value, 51,557,521 shares issued
  and outstanding at September 30, 2006 and 19,551,376
  issued and outstanding at December 31, 2005. . . . .          51,557           19,551
Additional paid-in capital . . . . . . . . . . . . . .      15,704,588       18,438,245
Subscriptions receivable . . . . . . . . . . . . . . .         (40,324)         (77,766)
Accumulated deficit. . . . . . . . . . . . . . . . . .     (26,888,049)     (20,074,038)
                                                          ------------     ------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT) . . . . . .     (11,172,227)      (1,694,009)
                                                          ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . .    $  5,528,549     $  3,152,092
                                                          ============     ============

See accountant's review report

                                             XTREME COMPANIES, INC.
                                         CONSOLIDATED INCOME STATEMENT
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                 Three months ended                  Nine months ended
                                                     September 30,                     September 30,
                                          ------------------------------       ----------------------------
                                                2006            2005                2006            2005
                                            (Unaudited)                         (Unaudited)
                                          --------------   -------------       -------------   ------------

REVENUE
Fire and Patrol Boats . . . . . . . .     $            0   $       8,206       $           0   $    199,206
Performance and Sport Boats . . . . .                  0         326,465             829,059        755,765
Sales returns and allowances. . . . .             (8,481)              -            (871,845)             -
                                          --------------   -------------       -------------   ------------
   TOTAL REVENUE. . . . . . . . . . .             (8,481)        334,671             (42,786)       954,971

COST OF GOODS SOLD
Cost of Goods Sold - Fire & Patrol Boats           1,853           (270)              15,855        176,321
Cost of Goods Sold - Performance and
                     Sport Boats. . .                            307,834             530,309        657,435
                                          --------------   -------------       -------------   ------------
   TOTAL COST OF GOODS SOLD . . . . .              1,853         307,564             546,164        833,756
                                          --------------   -------------       -------------   ------------
   GROSS PROFIT /(LOSS) . . . . . . .            (10,334)         27,107            (588,950)       121,215


OPERATING EXPENSES:
Consulting fees . . . . . . . . . . .             76,458         152,065             181,038        525,430
Advertising . . . . . . . . . . . . .             15,369           2,843              18,151          3,760
Documentation fees for funding. . . .             65,000               -             345,000              -
Officer compensation. . . . . . . . .             42,750          84,000              49,090        114,000
Investor relations. . . . . . . . . .             68,350          39,917             610,005        202,922
Marketing . . . . . . . . . . . . . .             12,000          12,100              37,917        129,541
Sales consulting and commissions. . .              5,250          20,000              31,088         37,800
Professional fees . . . . . . . . . .             81,271          98,022             119,117        166,657
Payroll and taxes . . . . . . . . . .            215,594             341             612,026         15,089
Employee benefits . . . . . . . . . .             23,294               -              62,024              -
Depreciation and amortization . . . .             40,725             297              88,678            821
Writedown of assets . . . . . . . . .                  -               -             130,000              -
Sales adjustments and allowances. . .              3,000               -              45,706              -
Travel. . . . . . . . . . . . . . . .             27,380          10,778              45,334         26,464
Tradeshows. . . . . . . . . . . . . .             83,435               0              83,960              0
Business insurance. . . . . . . . . .             24,560           3,128             194,587          3,882
Other Operating Expenses. . . . . . .            181,449          28,800             292,400        129,798
                                          --------------   -------------       -------------   ------------
  TOTAL OPERATING EXPENSES. . . . . .            965,885         452,291           2,946,121      1,356,164
                                          --------------   -------------       -------------   ------------
  LOSS FROM OPERATIONS. . . . . . . .           (976,219)       (425,184)         (3,535,071)    (1,234,949)

OTHER INCOME (EXPENSES)
Interest expense. . . . . . . . . . .           (700,532)       (163,527)         (3,281,492)      (837,189)
Loss/(gain) on sale of assets . . . .              6,156              -                1,156             -
                                          --------------   -------------       -------------   ------------
   TOTAL OTHER INCOME (EXPENSES)                (694,376)       (163,527)         (3,280,336)      (837,189)
                                          --------------   -------------       -------------   ------------

   LOSS BEFORE INCOME TAXES . . . . .         (1,670,595)       (588,711)         (6,815,407)    (2,072,138)
                                          --------------   -------------       -------------   ------------

Provision for income taxes. . . . . .                  -               -                   -              -
                                          --------------   -------------       -------------   ------------

   NET LOSS . . . . . . . . . . . . .     $   (1,670,595)  $    (588,711)      $  (6,815,407)  $ (2,072,138)
                                          ==============   =============       =============   ============

BASIC AND DILUTED NET LOSS PER SHARE      $        (0.04)  $       (0.03)      $       (0.21)  $      (0.13)
                                          ==============   =============       =============   ============

BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING . . . . . . . .         47,661,325      18,137,217          33,275,001     16,121,079
                                          ==============   =============       =============   ============

See accountant's review report

                                          XTREME COMPANIES, INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                          Nine months ended
                                                            September 30,
                                                    -----------------------------
                                                         2006            2005
                                                     (Unaudited)
                                                    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . .             $ (6,815,407)   $ (2,072,138)
Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:

Depreciation and amortization . . . . .                   88,678             821
Issuance of stock for debt inducement .                1,699,422         250,774
Debt conversion feature expense . . . .                        0         187,271
Issuance of stock for consulting svcs .                        -         334,365
Issuance of stock for marketing svcs. .                        -          83,591
Issuance of stock for other services. .                  215,500               -
Loan payoffs for Marine Holdings
   closing transaction. . . . . . . . .                  (78,251)              -

(Increase) decrease in current assets net
    Of effects of acquisition:
Accounts receivable . . . . . . . . . .                   12,530          (3,908)
Inventory . . . . . . . . . . . . . . .               (1,561,787)              -
Advances to Marine Holdings, Inc. . . .                 (529,700)     (1,993,357)

(Increase) decrease in current liabilities
     Net of effects of acquisition:
Accrued expenses and accounts payable .                 (303,915)        (33,623)
Accrued interest. . . . . . . . . . . .                  622,412         103,806
Sun Security WIP loans. . . . . . . . .                  (73,416)              -
Payroll tax liabilities payable . . . .                    7,170         (23,785)
Deferred compensation . . . . . . . . .                        -         110,000
Deferred revenues . . . . . . . . . . .                   43,152          46,454
                                                    -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                 (6,673,612)     (3,009,729)
                                                    -------------   -------------

NET CASH FLOWS PROVIDED (USED) BY
   INVESTING ACTIVITIES:
Purchase of fixed assets. . . . . . . .                 (165,218)         (2,116)
Purchase of certificate of deposit. . .               (1,000,000)              -
                                                    -------------   -------------
NET CASH FLOWS PROVIDED (USED) BY
    INVESTING ACTIVITIES                              (1,165,218)         (2,116)
                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable . . . . . . . . . . . . .                 (332,629)        206,000
Proceeds from related party convertible
   Debts - net. . . . . . . . . . . . .                7,934,013       1,396,479
Proceeds from line of credit. . . . . .                   37,442               -
                                                    -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              7,638,826       1,562,479
                                                    -------------   -------------

NET INCREASE IN CASH. . . . . . . . . .                 (200,004)         93,309

CASH AT BEGINNING OF PERIOD . . . . . .             $    331,386    $    110,673
                                                    =============   =============

CASH AT END OF PERIOD . . . . . . . . .             $    131,382    $    203,982
                                                    =============   =============

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
Cash paid for interest. . . . . . . . .                  332,996    $          -
Income taxes paid . . . . . . . . . . .                        -               -

See See accountant's review report

                                                Xtreme Companies, Inc.
                                      Statements of Changes in Stockholders Equity
                                                Additional      Shares                                                   Total
                             Common Stock         Paid In       To Be      Deferred     Stock Sub    Accumulated    Stockholder
                           Shares    Par .001     Capital       Issued   Compensation   Receivable      Deficit         Equity

BALANCE,
December 31, 2003        7,118,152    7,118    15,555,172          -       (110,000)         -       (16,191,539)     (739,249)

Recapitalization
Upon reverse
merger acquisition        (357,577)    (358)       35,780          -            -            -              -            35,422

Issuance of
common stock
for officer
compensation               450,000      450       111,479          -            -            -              -           111,929

Issuance of
common stock
for consulting
Services                 1,930,000    1,930       328,342          -            -            -              -           330,272

Issuance of
common stock
for director's
Compensation               600,000      600       148,640          -            -            -              -           149,240

Beneficial
conversion feature
on convertible
Debentures                    -          -        185,200          -            -            -              -           185,200

Conversion
of debts                 1,294,581    1,295       340,682          -            -            -              -           341,977

Issuance of
stock and stock
Warrants for
debt inducement               -          -        155,888          -            -            -              -           155,888

Net loss                      -          -           -             -            -            -         (1,465,532)   (1,465,532)

BALANCE,
December 31, 2004      11,035,156     11,035    16,859,783       1,400    (110,000)          -        (17,657,071)     (894,854)


Issuance of
common stock
for officer
compensation              300,000        300        53,700          -          -             -              -            54,000

Issuance of
common stock
for consulting
services                2,229,101      2,229       332,136          -      110,000           -              -           444,365

Issuance of
common stock
for marketing
services                  557,275        557        83,034          -          -            -               -            83,591

Beneficial
conversion feature
on convertible
debentures                   -            -        329,771          -          -            -               -           329,771

Issuance of
Stock for
Equity line               500,000        500        94,500          -          -         (77,766)           -            17,234

Issuance of
Stock warrants
For debt inducement
On debentures                -            -        218,150          -          -            -               -           218,150

Conversion
of debts                1,858,018      1,858       218,069          -          -            -               -           219,928

Issuance of
stock for debt
inducement              3,071,826      3,072       249,102      (1,400)        -            -               -           250,774

Net loss                     -            -           -             -          -            -         (2,416,967)    (2,416,967)

BALANCE,
December 31, 2005      19,551,376  $  19,551  $ 18,438,244   $      -    $     -      $  (77,766)  $ (20,074,037)   $(1,694,008)

Issuance of
Stock for
Equity line             6,600,000      6,600       439,415          -          -          37,442            -           483,457

Issuance of
Stock for
Inv Rel Svcs            2,250,000      2,250       210,250          -          -             -              -           212,500

Issuance of
Stock for
Debt inducement        21,980,271     21,980     1,677,442          -          -             -              -         1,699,422

Conversion of
Debts                   1,115,874      1,116        51,630          -          -             -              -            52,746

Issuance of
Stock for
Employee comp              60,000         60         2,940          -          -             -              -             3,000

Merger
Accounting                                      (5,115,333)                                                          (5,115,333)

Net Loss                     -            -           -             -          -             -        (6,814,011)    (6,814,011)

                      -----------  ---------  ------------   ---------   ----------   ----------   -------------    -----------
BALANCE,
Sept 30, 2006          51,557,521  $  51,557  $ 15,704,588   $      -    $     -      $  (40,324)  $ (26,888,049)  $(11,172,227)
                      ===========  =========  ============   =========   ==========   ==========   =============    ===========

See accompanying notes to financial statements

                             XTREME COMPANIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

In October 2003, Xtreme Companies, Inc. entered into an "Agreement and Plan of Reorganization" with Rockwell Power Systems, Inc. Under this Agreement, Xtreme Companies, Inc. purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 million shares of its common stock. This acquisition was accounted for by the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Xtreme based upon their respective estimated fair value as of October 1, 2003, the effective date of this acquisition. In addition, Shogun Investment Group, one of the major shareholders of the Company, retained 50,000 free trading shares of the Company's common stock after giving effect to the reverse stock split. Shogun received $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liabilities.

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

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $2,759,800 as of September 30, 2006. The Company had operating losses of ($1,670,595) and ($588,711) for the three months ended September 30, 2006 and 2005, respectively.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Xtreme Companies, Inc and its wholly owned subsidiaries - Marine Holdings, Inc. (d/b/a Challenger Offshore) as of September 30, 2006 and First Responders, Inc. (Rockwell Power Systems, Inc. until a name change in June 2005) as of September 30, 2006 and 2005. All significant intercompany accounts and transactions are eliminated in consolidation. For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.

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

OTHER  ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank. These funds were acquired by Xtreme through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006. Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005 and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc., d/b/a Challenger Offshore, a
Missouri boat manufacturer totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

ACCOUNTS  RECEIVABLE

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,677,787 consists of eighteen performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders. The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006. The terminations were in part, due to a lack of performance under the contracts and as a result, the Company had to book sales returns from Wayton Marine International. Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period. The Company built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, the Company was not able to ship the boats to the customers as a result of non-payment. The Company is actively working to establish a national dealer network through which their product will be sold.

Finished boat inventory also includes a fire rescue boat built for the Town of New Fairfield, CT, which has not been shipped or billed.

The inventory also consists of a SV-42 sport boat purchased through Marine Holdings, Inc. in 2005 for $250,000. This item is intended for resale and is carried on the financial statements at $125,000, after a write-down of $125,000 in March 2006. After an evaluation by the Company, it was determined that the value of the boat is $125,000 and a strong effort is being made to sell the boat at this time.

The boats in process inventory of $752,321 at September 30, 2006 consists of Challenger boats in various stages of the manufacturing process. These boats were built to fulfill customer orders for Wayton Marine and Life Line, and are ready for shipment upon completion.

The  $312,465  at  September  30,  2006 of parts inventory consists primarily of small  parts,  stereos,  windows,  steering  systems, and engines for use in the
Challenger  manufactured  boats.   The  inventory  is  routinely  analyzed  and
reviewed to determine if there is excess or obsolete inventory. Any inventory determined to be excess or obsolete is returned to vendors or sold. In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2006, and September 30, 2005, the
Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of September 30, 2006, convertible debentures could convert to 321,473,700 shares of common stock and 1,734,000 shares of common stock could be issued pursuant to the exercise of warrants.

ADVERTISING  COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $15,369 and $2,843 for the three months ended September 30, 2006 and 2005, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in other operating expenses in the statement of operations. Total shipping and handling costs were $0 and $0 for the three months ended September 30, 2006 and 2005, respectively.

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


                                                                     2006
                                                             -------------------
Deferred  tax  assets:
    Net  operating  loss  carryforwards                            $ 26,888,049
    Valuation  allowance  for  deferred  tax  assets                (26,888,049)
                                                             -------------------
    Net  deferred tax assets                                       $          -
                                                             ===================

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2006, the Company had net operating loss carryforwards of approximately $26,888,049 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  2.  ACCOUNTS  RECEIVABLE

As  of  September  30,  2006,  accounts  receivable  consists  of the following:

Accounts  Receivable  -  Trade
                                             City of Philadelphia, PA     60,000
                                                                         -------
                                                                TOTAL    $60,000
                                                                         -------

NOTE  3.  INVENTORY

As  of  September  30,  2006,  inventory  consists  of  the  following:


                                     SV-42 Pleasure Boat                $125,000
                                     Fire Rescue Boat                     31,750
                                     New Performance & Sport Boats     1,521,037
                                     Boats In Process (WIP)              752,321
                                     Parts Inventory                     312,465
                                     Trailers                            114,363
                                                                      ----------
                                                            TOTAL     $2,856,936

NOTE  4.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  September  30,  2006,  consists  of the following:


                                                   2006
                                               -----------
Building  &  Land                              $   936,542
Molds  and  plugs                                  557,955
Machinery  and  equipment                          166,656
Autos  and  trucks                                  69,000
Furniture  and  fixtures                            11,070
Trailers  for  plant  use                           24,929
Building  improvements  &  capital  additions      135,598
                                               -----------
                                                 1,901,750
Less  accumulated  depreciation
 and  amortization                                (430,394)
                                               -----------
                                               $ 1,471,356
                                               ===========


NOTE  5.  ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005, and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc. d/b/a Challenger Offshore, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements subsequent to the purchase and merge with Xtreme. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc. pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement. In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Xtreme Companies, Inc. Funding for payment of these loans was generated through new loans executed by Xtreme Companies, Inc. in the amount of $4,123,627.

NOTE  6.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses as of September 30, 2006 consists of the following:

                               2006
                           -----------
Accounts  payable          $   405,274
Accrued  expenses                2,000
Accrued  interest              809,131
Accrued  payroll  taxes        102,372
                           -----------
Total                      $ 1,318,777
                           ===========

NOTE  7.  CONVERTIBLE  DEBENTURES

On July 5, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable July 5, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On July 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000. The debenture has a 10% interest rate and is due and payable July 20, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On July 21, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000. The debenture has a 10% interest rate and is due and payable July 21, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On August 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000. The debenture has a 10% interest rate and is due and payable August 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of four cents ($0.04).

On August 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable August 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On August 30, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600. The debenture has a 10% interest rate and is due and payable August 30, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On September 12, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $324,000, at a discount of $54,000. The debenture has a 10% interest rate and is due and payable September 12, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000. The debenture has a 10% interest rate and is due and payable September 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $446,400, at a discount of $74,4000. The debenture has a 10% interest rate and is due and payable September 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

NOTE  8.  NOTES  PAYABLE

At September 30, 2006, the Company had various short term Notes Payable as follows:

On September 27, 2006, the Company paid $488,861.39 to Happy Apple Company for a matured note payable in the amount of $481,373.36 principal and $7,488.03 accrued interest.

The Company has a short term Note with Bank of Washington for $13,699, secured by a 2002 GMC3500 truck, that bears interest at a rate of 9.25%, and has a maturity date of March 22, 2009.

The Company has short term Notes with Sun Security Bank for a total of $1,080,855, secured by certain Challenger Offshore WIP boats, that bears interest at a rate of US Bank Prime Rate plus 2.0%. These are 90 day notes and are renewable.

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000. The Note carries an interest rate of 0% per year and was initially due on December 21, 2005. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $10,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $120,000.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000. The Note carries an interest rate of 0% per year and was initially due on January 5, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $24,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $144,000.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000. The Note carries an interest rate of 0% per year and was initially due on August 22, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $30,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $180,000.

 On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000. The Note carries an interest rate of 0% per year and was initially due on September 1, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $12,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $72,000.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000. The Note carries an interest rate of 0% per year and was intially due on September 7, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $18,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $108,000.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000. The Note carries an interest rate of 0% per year and was initially due on September 15, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $33,500. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $201,000.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400. The Note carries an interest rate of 0% per year and was initially due on September 22, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $26,400. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $158,400.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400. The Note carries an interest rate of 0% per year and was initially due on September 30, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $39,400. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $236,400.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000. The Note carries an interest rate of 0% per year and was initially due on October 7, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $37,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $222,000.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000. The Note carries an interest rate of 0% per year and was initially due on October 14, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $32,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $192,000.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000. The Note carries an interest rate of 0% per year and was initially due on November 1, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $26,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $156,000.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000. The Note carries an interest rate of 0% per year and was initially due on November 9, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $36,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $216,000.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of
$216,000. The Note carries an interest rate of 0% per year and is due on December 6, 2006. The Note carries a discounted amount of $36,000. As of September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $216,000.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of
$302,400. The Note carries an interest rate of 0% per year and is due on January 3, 2011. The Nnote carries a discounted amount of $50,400.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82. The Nnote carries an interest rate of 0% per year and was initially due on July 27, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $9,875.63. As of September 30, 2006, $0.00x.xx of this Note was repaid, and the balance at September 30, 2006 is $xx,xxx59,253.82.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company. The Nnote bears interest at a rate of US Bank Prime Rate plus 1.0% and a maturity date of March 1, 2009. It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank. As of September 30, 2006, the Note Payable carries a principal balance of $2,876,817.

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of
$695,000. The factoring agreement has a 3.5% monthly interest rate and was initially due and payable July 17, 2006, with one month minimum interest due and payable on the funds. The Agreement was extended and is now due and payable within thirty days notice from Dutchess Private Equities Fund, II, LP. As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day. In the event that on the maturity date, there is a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. As September 30, 2006, $0.00 of this Note was repaid, and the balance at September 30, 2006 is $695,000.

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

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters

On August 18, 2006, Mike Thomas, a former employee of the Company, filed a petition in the 20th Judicial Court of Franklin County, Missouri, against Marine Holdings, Inc. doing business as Challenger Offshore and Xtreme Companies, Inc. for alleged breach of employment contract and wrongful discharge in the amount of $74,375.07, representing the unpaid portion of his annual salary, $12,000 for a bonus Mr. Thomas believes he would have received, reasonable attorney fees and other costs. The Company believes the plaintiff's entire claim is frivolous. Together with Marine, the Company filed an Answer in the Circuit Court of the County of Franklin on October 24, 2006 stating that Mr. Thomas' did not fulfill his obligations to the Company and Marine. The Company also counterclaimed stating that Mr. Thomas breached the alleged agreement and is seeking compensation and punitive damages against him for the harm he has caused the Company and its employees in an amount of $25,000 for actual damages, punitive damages, treble damages, an accounting of all securities in Xtreme owned by Mr. Thomas, an order requiring the forfeiture and disgorgement to Xtreme of all shares and warrants held by Mr. Thomas, attorney's fees and costs. It is too early to determine the outcome of such allegations; however, the Company intends to continue to vigorously defend against the plaintiff's claim.

The Company believes that there are no other claims or litigation pending against the Company or its officers and directors in their roles as such, the outcome of which could have a material adverse effect on the Company's financial condition or operating results.

NOTE  10.  CAPITAL  STOCK  TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On September 26, 2003, Xtreme's Board of Directors declared a 100-for-one reverse stock split of outstanding common stock payable at September 26, 2003 and amended the Articles of Incorporation to increase the authorized capital shares to 100,000,000. On January 30, 2004, Xtreme's Board of Directors declared a 10-for-1 reverse split of the outstanding common stock payable at January 30, 2004.

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

During the year ended December 31, 2006, the following common stock transactions were made:

On January 20, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $120,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the February 3, 2006 promissory note with Dutchess Private Equities Fund, LP.

On February 1, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $110,000 to Market Pulse for investor relations work. The shares were accounted for as investor relations expense.

On February 1, 2006, the Company issued 750,000 shares of the Company's common stock valued at $82,500 to Sea Coast Financial for investor relations work. The shares were accounted for as investor relations expense.

On February 27, 2006, the Company issued 500,000 shares of the Company's common stock valued at $55,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the February 3, 2006 promissory note with Dutchess Private Equities Fund, LP.

On March 3, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $150,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the February 3, 2006 promissory note with Dutchess Private Equities Fund, LP, a payment to the February 10, 2006 promissory note with Dutchess Private Equities Fund, II, LP, and a payment to the February 28, 2006 promissory note with Dutchess Private Equities Fund, II, LP.

On April 10, 2006, the Company issued 500,000 shares of the Company's common stock valued at $60,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the February 28, 2006 promissory note with Dutchess
Private Equities Fund, II, LP, a payment to the November 22, 2005 promissory note with Dutchess Private Equities Fund, II, LP, and a payment to the June 7, 2006 promissory note with Dutchess Private Equities Fund, II, LP.

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

On June 20, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $50,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the February 28, 2006 promissory note with Dutchess Private Equities Fund, II, LP, and a payment to the June 7, 2006 promissory note with Dutchess Private Equities Fund, II, LP.

On June 20, 2006, the Company issued 30,000 shares of the Company's common stock to an employee of the Company as compensation valued at $1,500 at date of issuance.

On June 20, 2006, the Company issued 30,000 shares of the Company's common stock to another employee of the Company as compensation valued at $1,500 at date of issuance.

On August 17, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $40,000 to Dennis Gerber for debt conversion.

On August 18, 2006, the Company issued 250,000 shares of the Company's common stock valued at $10,000 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On August 30, 2006, the Company issued 250,000 shares of the Company's common stock valued at $7,500 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On September 5, 2006, the Company issued 500,000 shares of the Company's common stock valued at $15,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the June 7, 2006 promissory note with Dutchess Private Equities Fund, II, LP.

On September 6, 2006, the Company issued 1,000,000 shares of the Company's common stock valued at $50,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for shares were applied as payment to the June 7, 2006 promissory note with Dutchess Private Equities Fund, II, LP.

On September 8, 2006, the Company issued 500,000 shares of the Company's common stock valued at $20,000 to Market Pulse for investor relations work. The shares were accounted for as investor relations expense.

On September 8, 2006, the Company issued 1,100,000 shares of the Company's common stock valued at $44,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. Proceeds for 91,901 shares were applied as payment to the June 7, 2006 promissory note with Dutchess Private Equities Fund, II, LP.

On September 18, 2006, the Company issued 250,000 shares of the Company's common stock valued at $7,500 to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On September 29, 2006, the Company issued 300,000 shares of the Company's common stock valued at $12,000 to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On September 29, 2006, the Company issued 300,000 shares of the Company's common stock valued at $12,000 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

As of September 30, 2006, the Company had issued 7,100,000 shares of the Company's common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005. The pProceeds received for 6,091,901 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP. The remaining 1,008,099 shares had not been returned to the company as of September 30, 2006.

NOTE  11.  RENTS

The Company has building rental expense of $4,500 for the three months ended September 30, 2006 for the rental of additional warehouse space to store completed boats.

NOTE  12.  SUBSEQUENT  EVENTS

On October 11, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600. The debenture has a 10% interest rate and is due and payable October 11, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of three cents ($0.03).

On October 12, 2006, the Company issued 250,000 shares of the Company's common stock valued at $7,500 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On October 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600. The debenture has a 10% interest rate and is due and payable October 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of three cents ($0.03).

On October 25, 2006, the Company issued 250,000 shares of the Company's common stock valued at $7,500 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On November 2, 2006, the Company bought back 557,275 shares of common stock that were issued to Ronald DiBartolo in March 2005 in connection with the Company's Marketing and Distribution Agreement with Marine Holdings, Inc. The Company agreed to buy back Mr. DiBartolo's shares at a price of $0.02 per share as partial payment for a boat Mr. DiBartolo purchased from the Company. The original value of the stock when issued was $83,591. The value of the shares received as payment for the boat was $11,145.50


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

You should not place any undue reliance on these forward-looking statements. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors including those factors described in our filings with the Securities and Exchange Commission including our annual report on Form 10-KSB. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. You should not place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements as a result of new information, future events or developments, except as required by law.

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

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates our continuation as a going concern. Our current liabilities exceed the current assets by $2,759,800 as of September 30, 2006. We had operating losses of ($1,670,595) and ($588,711) for the three months ended September 30, 2006 and 2005, respectively.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries - Marine Holdings, Inc., d/b/a Challenger Offshore, as of September 30, 2006 and First Responders, Inc., known as Rockwell Power Systems, Inc. until a name change in June 2005, as of September 30, 2006 and 2005. All significant intercompany accounts and transactions are eliminated in consolidation. For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.

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

OTHER  ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank. These funds were acquired by Xtreme us through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006. Because this certificate of deposit has a maturity date of more than three months, it is carried on the Companyour balance sheet as on Other Asset.

ADVANCES  TO  MARINE  HOLDINGS,  INC.

During 2004, 2005 and the two months of January and February 2006, we provided financing to Marine Holdings, Inc., d/b/a Challenger Offshore, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements subsequent to the merger with Xtreme. We provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, we administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

ACCOUNTS  RECEIVABLE

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

Our finished boat inventory of $1,677,787 consists of eighteen performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders. The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006. The terminations were in part, due to a lack of performance under the contracts and as a result, we had to book sales returns from Wayton Marine International. Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period. We built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, we were not able to ship the boats to the customers as a result of non-payment. We are actively establishing a national dealer network through which their product will be sold.

Finished boat inventory also includes a fire rescue boat built for the Town of New Fairfield, CT, that has not been shipped or billed.

Our inventory also consists of a SV-42 sport boat purchased through Marine Holdings, Inc. in 2005 for $250,000. This item is intended for resale and is carried on the financial statements at $125,000, after a write-down of $125,000 in March 2006. After an evaluation, we determined that the value of the boat is $125,000 and a strong effort is being made to sell the boat at this time.

The boats in-process inventory of $752,321 consists of Challenger boats in various stages of the manufacturing process. These boats are built to fulfill customer orders and are ready for shipment upon completion.

The $312,465 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats. The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory. Any inventory determined to be excess or obsolete is returned to vendors or sold. In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2006, and September 30, 2005, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on our earnings per share in the future but are not included in the calculation. As of September 30, 2006, convertible debentures could convert to 321,473,700 shares and 1,734,000 shares could be issued pursuant to the exercise of warrants.

ADVERTISING  COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $15,369 and $2,843 for the three months ended September 30, 2006 and 2005, respectively.

SHIPPING  AND  HANDLING  COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. We bill our customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by us for shipping and handling costs related to the sale and delivery of goods to our customers, are included in other operating expenses in the statement of operations. Total shipping and handling costs were $0 and $0 for the three months ended September 30, 2006 and 2005, respectively.

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

                                                                        2006
                                                                   -------------
Deferred  tax  assets:
    Net  operating  loss  carryforwards                            $ 26,888,049
    Valuation  allowance  for  deferred  tax  assets                (26,888,049)
                                                                   -------------
    Net  deferred tax assets                                       $          -
                                                                   =============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2006, we had net operating loss carryforwards of approximately $26,888,049 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

OVERVIEW

We manufacture fiberglass leisure and performance boats through our subsidiary Marine Holdings, Inc., a Missouri corporation, distributed and sold under the Challenger Offshore name. The Challenger boats range in size from 19 ft. to 42 ft., with prices ranging from $31,495 to $300,000. Marine Holdings manufactures many of their boats using hulls structurally designed by world-renowned naval architects, as well as the patented D-DC hulls. The Challenger boats are distributed through a dealer network.

We previously designed and manufactured high-performance commercial boats used by fire, police, and military personnel for fire, rescue and patrol. In July 2006, after thorough analysis of this product line, we determined our manufacturing efforts should focus on the higher volume Challenger boats and we discontinued pursuing sales for the fire and rescue patrol boats. All molds, plugs and parts associated with these boats were sold to an outside party in July 2006 for $11,000.

We are a publicly traded company and our common stock trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "XTME.OB."

The address of our principal executive office is 300 Westlink Drive, Washington, MO 63090. Our telephone number is (636) 390-9000. Our website address is www.xtremecos.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.


GOING  CONCERN

Our financial statements for the three month period ended September 30, 2006, reflect a net loss of ($1,670,595) and net cash flows used by operations of ($1,594,111). We are pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our products and ultimately, upon our ability to attain future profitable operations. We may not be successful in obtaining such financing or attaining positive cash flows from operations.

RESULTS  OF  OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

NET  REVENUES

For the three and nine months ended September 30, 2006, we generated net revenues of ($8,481) and ($42,786), respectively, as compared to net revenues of $334,671 and $954,971 for the three and nine months ended September 30, 2005. The major change in our business that impacted revenues for the three and nine months ended September 30, 2006 is the termination of our distribution agreement with Wayton Marine International and the return of product to Xtreme in the three months ended June 30, 2006, which resulted in negative sales for the year. At the time of our termination of our agreements with Wayton Marine, we had completed work on nine boats pursuant to purchase orders provided by Wayton Marine. Four boats were shipped to Wayton Marine, however Wayton Marine did not take delivery of the remaining five boats or provide payment for the boats as required by the Agreement. This default was the main factor in the termination of our Agreements with Wayton Marine. Additionally, as a result of the default we had to reverse revenues already recorded on our books.

In addition, under the terms of our distribution agreement entered into with Life Line Marine on April 4, 2006, Life Line was to purchase 15 boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period. On July 12, 2006, we terminated the exclusive distributorship agreement with Life Line Marine. Since the execution of the agreement on April 4, 2006, Life Line Marine purchased one boat in the three month period.

We hired a national sales manager and we are actively working to establish a national dealer network through which we intend to distribute our products.

Effective March 1, 2005, Xtreme became the sole distributor for Challenger Offshore boats manufactured by Marine Holdings, Inc., therefore, until March 1, 2006, we recognized revenue on boats purchased from Marine Holdings and sold to the customer.

COST  OF  GOODS  SOLD

We incurred costs of sales of $1,853 and $546,164, respectively for the three and nine months ended September 30, 2006, as compared to $307,564 and $833,756 for the three and nine months ended September 30, 2005. Cost of goods sold decreased due to the decreased sales of boats during the three and nine months ended September 30, 2006, with some boats still in process at September 30, 2006. The costs associated with these boats were $752,321 as of September 30, 2006. We increased production during the six month period ended June 30, 2006, because we had signed sales orders from Wayton Marine International and Life Line Marine, however, these boats have not been sold. All costs of sales will be recorded at the time the product is sold.

OPERATING  EXPENSES

Operating expenses increased to $965,885 and $2,946,121, respectively, for the three and nine months ended September 30, 2006 as compared to $452,291 and $1,356,164 for the three and nine months ended September 30, 2005. The increase in operating expenses for the three month period ended September 30, 2006 as compared to September 30, 2005 occurred primarily as a result of documentation fees for funding of $65,000, payroll and taxes of $215,594 and trade shows of $83,435.

INTEREST  EXPENSE

Interest expense increased to $700,532 for the three month period ended September 30, 2006 from $163,527 for the three month period ended September 30, 2005. The increase is a result of interest expense recorded in connection with the issuance of convertible debentures and promissory notes by Dutchess Private Equities, LP, and Dutchess Private Equities II, LP. Each of our notes and debentures were issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant. Also, our debentures are issued with a conversion preference to the holder of the debenture in the event of default, which are included in interest expense on the financial statements.

Interest expense has also increased as the result of WIP loans carried by Sun Security Bank, which fund the building of the product until it is sold, and the interest on the Sun Security Bank loan, which funded the acquisition of Marine Holdings, Inc.

NET  LOSS

We had a net loss of ($1,670,595) and ($6,815,407) for the three and nine months ended September 30, 2006, respectively, as compared to ($588,711) and ($2,072,138) for the three and nine months ended September 30, 2005. The Net Loss increased due to our decrease in revenues, increase in operating expenses, and increased documentation fees and interest expense associated with financing transactions. The Net Loss also increased due to the sales returns from Wayton Marine International and the lack of purchases by Life Line Marine per the terms of the distribution agreement.

LIQUIDITY  AND  CAPITAL  RESOURCES

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. As of September 30, 2006, we had Total Current Assets of $3,057,193 compared to $778,916 as of December 31, 2005. This was due primarily to the following:

- $2,481,936 increase in inventory, including boats in process, parts, finished boats, and trailers.

As of September 30, 2006, we had Total Current Liabilities of $5,816,993, compared to $3,203,805, as of December 31, 2005. This was due primarily to the following:

-    $622,412  increase  in  Accrued  Interest

-    $1,080,855  increase  in  Work-In-Process  Loans

- $169,224 increase for the current portion of the Sun Security Loan to finance the purchase of the Marine Holdings, Inc. manufacturing facility

-    $261,179  increase  in  Dutchess  Convertible  Promissory  Notes

- $695,000 increase for a receivable factoring agreement with Dutchess Private Equities Fund, II

Cash and cash equivalents were $131,382 as of September 30, 2006 as compared to $331,386 as of December 31, 2005. Our Stockholders' Equity at September 30, 2006 was a deficit of ($11,172,227).

As of September 30, 2006, we had debt of $16,700,776, including convertible debentures and promissory notes which total $8,162,491. We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010 and 2011. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

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

FINANCING  ACTIVITIES

On July 5, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable July 5, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On July 20, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000. The debenture has a 10% interest rate and is due and payable July 20, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On July 21, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000. The debenture has a 10% interest rate and is due and payable July 21, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On August 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000. The debenture has a 10% interest rate and is due and payable August 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.04.

On August 17, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable August 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On August 30, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600. The debenture has a 10% interest rate and is due and payable August 30, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On September 12, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $324,000, at a discount of $54,000. The debenture has a 10% interest rate and is due and payable September 12, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000. The debenture has a 10% interest rate and is due and payable September 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $446,400, at a discount of $74,400. The debenture has a 10% interest rate and is due and payable September 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

SUBSIDIARIES

As  of  September  30,  2006,  we  had  two  subsidiaries:

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

CHANGES  IN  INTERNAL  CONTROLS

There was no change in our internal control over financial reporting that occurred during the third quarter of 2006 covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On August 18, 2006, Mike Thomas, a former employee, filed a petition in the 20th Judicial Court of Franklin County, Missouri, against Marine Holdings, Inc. doing business as Challenger Offshore and Xtreme Companies, Inc. for alleged breach of employment contract and wrongful discharge in the amount of $74,375.07, representing the unpaid portion of his annual salary, $12,000 for a bonus Mr. Thomas believes he would have received, reasonable attorney fees and other costs. We believe the plaintiff's entire claim is frivolous. Together with
Marine, we filed an Answer in the Circuit Court of the County of Franklin on October 24, 2006 stating that Mr. Thomas' did not fulfill his obligations to us and Marine. We also counterclaimed stating that Mr. Thomas breached the alleged agreement and we sought compensation and punitive damages against him for the harm he has caused us and our employees in an amount of $25,000 for actual damages, punitive damages, treble damages, an accounting of all securities in Xtreme owned by Mr. Thomas, an order requiring the forfeiture and disgorgement to Xtreme of all shares and warrants held by Mr. Thomas, attorney's fees and costs. It is too early to determine the outcome of such allegations; however, we intend to continue to vigorously defend against the plaintiff's claim.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On July 5, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable July 5, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On July 20, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000. The debenture has a 10% interest rate and is due and payable July 20, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On July 21, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000. The debenture has a 10% interest rate and is due and payable July 21, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.05.

On August 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000. The debenture has a 10% interest rate and is due and payable August 1, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.04.

On August 17, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000. The debenture has a 10% interest rate and is due and payable August 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On August 30, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600. The debenture has a 10% interest rate and is due and payable August 30, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On September 12, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $324,000, at a discount of $54,000. The debenture has a 10% interest rate and is due and payable September 12, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000. The debenture has a 10% interest rate and is due and payable September 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $446,400, at a discount of $74,400. The debenture has a 10% interest rate and is due and payable September 26, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On August 18, 2006, we issued 250,000 shares of our common stock valued at $10,000 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On August 30, 2006, we issued 250,000 shares of our common stock valued at $7,500 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On September 5, 2006, we issued 500,000 shares of our common stock valued at $15,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.

On September 6, 2006, we issued 1,000,000 shares of our common stock valued at $50,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.

On September 8, 2006, we issued 500,000 shares of our common stock valued at $20,000 to Market Pulse for investor relations work. The shares were accounted for as investor relations expense.

On September 8, 2006, we issued 1,100,000 shares of our common stock valued at $44,000 to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.

On September 18, 2006, we issued 250,000 shares of our common stock valued at $7,500 to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On September 29, 2006, we issued 300,000 shares of our common stock valued at $12,000 to Dutchess Private Equities Fund, II, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On September 29, 2006, we issued 300,000 shares of the Company's common stock valued at $12,000 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On October 11, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600. The debenture has a 10% interest rate and is due and payable October 11, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company's common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.03.

On October 12, 2006, we issued 250,000 shares of common stock valued at $7,500 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

On October 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600. The debenture has a 10% interest rate and is due and payable October 24, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.03.

On October 25, 2006, we issued 250,000 shares of our common stock valued at $7,500 to Dutchess Private Equities Fund, LP, as an inducement to provide financing. The shares were accounted for as interest expense.

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

4.40 Warrant Agreement between the Company and eFund Capital Partners, dated July 7, 2005 (included as Exhibit 4.40 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

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

4.67 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated April 26, 2006 (included as Exhibit 4.67 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.68 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated May 3, 2006 (included as Exhibit 4.68 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.69 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated May 17, 2006 (included as Exhibit 4.69 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.70 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated May 24, 2006 (included as Exhibit 4.70 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.71 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 7, 2006 (included as Exhibit 4.71 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.72 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 15, 2006 (included as Exhibit 4.72 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.73 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 22, 2006 (included as Exhibit 4.73 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.74 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated June 23, 2006 (included as Exhibit 4.74 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

4.75 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated July 5, 2006 (filed herewith).

4.76 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated July 20, 2006 (filed herewith).

4.77 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated July 21, 2006 (filed herewith).

4.78 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated August 1, 2006 (filed herewith).

4.79 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated August 17, 2006 (filed herewith).

4.80 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated August 30, 2006 (filed herewith).

4.81 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 12, 2006 (filed herewith).

4.82 Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated September 26, 2006 (filed herewith).

4.83 Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 26, 2006 (filed herewith).

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

10.25 Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 17, 2006 (included as Exhibit 10.25 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

10.26 Employment Agreement between the Company and Jack Clark, dated September 6, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 12, 2006, and incorporated herein by reference).

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

                             XTREME COMPANIES, INC.
                             ----------------------
                                  (Registrant)


/s/  Laurie  A.  Phillips
-----------------------                                      November  14,  2006
Laurie  A.  Phillips
Chief  Executive  Officer,
Chief  Financial Officer,
Principal Accounting Officer