Form 10KSB
period 2006-12-31
Challenger Powerboats, Inc.
filed 2007-04-16
CIK 1114908

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-30914

CHALLENGER POWERBOATS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	88-0394012
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

300 WESTLINK DRIVE WASHINGTON, MO 63090
(Address a of principal executive offices and principal place of business)

(636) 390-9000
(Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001

PAR VALUE PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Issuer had $238,171 in revenues for the fiscal year ended December 31, 2006.

As of March 31, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was $3,286,383.30 (based on the closing price of $0.09 per share of common stock on March 31, 2007 as reported by the Over-the-Counter Bulletin Board).

The Issuer had 68,508,579 shares of common stock outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CHALLENGER POWERBOATS, INC.

FORM 10-KSB

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

We design and manufacture high performance boats, family sport cruisers, jet boats and water ski tow boats under the brands ‘Challenger Powerboats,’ ‘Sugar Sand’ and ‘Gekko.’ We target the recreational boating market with our products.  We are a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble our products in-house.  Our products combine innovative designs with power, safety, handling and stability. We market our products through a dealer network comprised of more than one hundred dealers, with a footprint throughout the United States, Canada, Mexico, Europe, Australia, the Middle East and Japan.

We design and manufacture our Offshore Performance Series and Family Performance Series boats under the Challenger Powerboats brand name using proven world-class technology from Harry Schoell, the creator of the patented Duo-Delta Conic, or DDC, hull.  The Challenger Powerboats brand competes at the high-end of the commercial boating market with six production models including two Offshore Performance Series models, the DDC 28 and DDC 33, and four Family Performance Series models, 245 FPS, 250 FPS, 252 FPS, and 302 FPS.  These models range in size from 24 to 33 feet in length.

Effective January 1, 2007, we acquired one-hundred percent of the total outstanding shares of International Marine and Recreation, or IMAR Group, LLC, and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at an 80,000 square foot leased facility in Fargo, North Dakota.

We are a publicly traded company, which trades on the Over-the-Counter bulletin Board of the National Quotation Service under the ticker symbol "CPWB."

The address of our principal executive office is 300 Westlink Drive, Washington, MO  63090. Our telephone number is (636) 390-9000.  Our website address is www.challengerpowerboats.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

HISTORY

We incorporated in the State of Nevada on August 14, 1994 as Shogun Advertising, Inc. On May 10, 1998, we changed our name to Xtreme Webworks.  As Xtreme Webworks, we offered services to internet companies. On April 24, 2002, we changed our name to Xtreme Companies, Inc. On November 30, 2002, we determined that our internet hosting and marketing business was not strategic to our ongoing objectives and discontinued capital and human resource investment in the business. On April 26, 2002, we executed an Acquisition Agreement with Waste Renewal Systems, Inc., a Nevada Corporation.  Waste Renewal Systems, Inc. provided an innovative and proprietary waste processing solution for municipal solid waste disposal.  On May 15, 2002, we executed an Acquisition Agreement with Nucon International, Inc., a Nevada corporation who later changed its name to Nuclear Reduction Systems, Inc.  Nuclear Reductions Systems, Inc. provided cutting edge technology in the nuclear waste treatment industry. In July 2003, we discontinued the operation of Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc., due to the failure to negotiate satisfactory terms for the extension of the license agreements and our inability to commercialize our products.

On October 1, 2003, we entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc., a Delaware corporation.  As a result of the transaction, Rockwell Power Systems, Inc. became our wholly-owned subsidiary.  Under this Agreement, we purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 shares of its common stock.

Rockwell Power Systems was incorporated in Delaware on January 29, 2001 under the name Rockwell Healthcare Systems, Inc.  We changed its name on April 12, 2001 to Rockwell Power Systems.  On October 1, 2003, we purchased the fire and rescue and the recreational boat division from Sonic Jet Performance, Inc.  Pursuant to the Bill of Sale Agreement, Rockwell was granted a license for a period of twenty years to the use the "Sonic Jet Performance" name.  Additionally, Rockwell was granted the authority to market and sell fire and rescue and recreational boats everywhere in the world except the Middle East, including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen.

From October 1, 2003 until February 28, 2005, we focused our efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes.  On March 1, 2005, we signed an exclusive distribution and marketing agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, and Ronald DiBartolo and Gailynn DiBartolo, owners of all outstanding shares of common stock of Marine Holdings, Inc.  Pursuant to the Marketing and Distribution Agreement, we administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine Holdings, under the Challenger Offshore name.

We provided our key personnel, resources and capital to Marine Holdings, Inc. to facilitate the sales of Marine's products through direct selling and other distributors. All purchase orders flowed through us and were immediately assigned to Marine for fulfillment. Marine procured all inventory and assumed responsibility for the shipment and delivery of all of its products ordered by the purchaser. We received a five percent cash commission, based on the total sales price as represented on purchase orders received by us or Marine for all product sales.

We paid an additional five percent of the total outstanding shares of Xtreme on the closing date to Marine for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.  Furthermore, Marine offered us the option to purchase one-hundred percent of the outstanding shares of the Marine Holdings, Inc. shares.

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

On February 28, 2006, we finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement.  In connection with this transaction, we paid in full existing loans of Marine Holdings, Inc. at Sun Security Bank.  Funding for payment of these loans was generated through new loans that we executed in the amount of $4,123,627.

In mid-2006, we discontinued the manufacturing of our mission specific fire and rescue patrol boats and sold all remaining assets related to these products to a third party.

On November 15, 2006, we changed our name to Challenger Powerboats, Inc.

INDUSTRY BACKGROUND - PERFORMANCE BOATS AND CABIN CRUISERS

The “go fast” segment of the marine business emerged in 1962 with the founding of Formula boats by Don Aronow.   Having won the 1970 World Championship, Aronow founded Cigarette Racing Team and his stylish and powerful designs gained traction in the marketplace.  As the segment blossomed, “go fast” boats became a status symbol and Cigarette counts many high profile owners including President George H. Bush, The Shah of Iran, Charles Keating and Robert Vesco.  Hollywood, too, glamorizes “go fast” boats via TV and movies such as Miami Vice. Today, regularly televised races and high performance magazines featuring “go fast” boats have given rise to multiple manufacturers.

Whereas “go fast” boats appeal to certain high performance buyers, cabin cruisers enjoy a broader interest plus a significantly longer historical presence.  Lower ownership costs, functional open-bow and mid-cabin designs as well as the ability to carry more passengers are primary attributes. Versatility is also a hallmark, thus the family attraction for socializing combined with watersports such as skiing and wakeboarding.  Market trends suggest a return to family fun, fostering continued growth in the cabin cruiser segment.

CHALLENGER POWERBOAT MODELS

We enjoy the reputation of a high quality, high performance builder with numerous unique distinctions in the “go fast” category. At the root of our performance is our patented DDC hull design, dispatching outstanding performance.  Racing a Challenger DDC 28, Gallagher Racing is a consistent winner.  Powerboat, Hot Boat and other publications tout our superior rough water handling, reliable top-end performance and position us as a serious contender in the “go fast” segment.  Recognized as a market leader, “Ratical” paint schemes are available on all of our DDC models in a myriad of color choices.  Our DDC lineup comprises 3 models ranging from 28 to 33 feet with retail price points from $99,094 to $279,995.

More recently entering the cabin cruiser sector, our FPS Series consists of a variety of sport boats and family cruisers including deck boats, cuddies, open bows and cabin cruisers with four models ranging from 25 feet to 30 feet with retail price points from $58,306 to $185,677.   Benefiting from our attention to detail and performance heritage, our FPS models measure up smartly in the marketplace.

SALES AND MARKETING

Our sales force is composed of independent and factory sales agents.  We concentrate on top retailers across all markets, with the United States representing the primary market. We also enjoy an expanding international presence through various distributors and dealers in many markets outside North America.

Our marketing efforts are directed toward the expansion of the brand franchise through primary boat shows, performance trials, editorial content, professional imaging, top notch collateral materials and website development.  Retail and wholesale sales leads are also farmed through the marketing process. Our marketing objectives are focused on positioning our company as a market leader with brand momentum and energy.

CUSTOMERS

We believe our retail buyers tend to be high net worth families who enjoy the outdoors and boating and have a propensity to spend discretionary dollars on large ticket items. We target retail accounts who have a demonstrated ability to close sales, service departments, can perform on-water demonstrations and are promotionally minded. Our product offering and sales programs are designed to meet the broader needs of boating enthusiasts in their respective segments while also uniquely satisfying colloquial requirements.

The following customers each accounted for more than ten percent of our sales in 2006:

Muddy Waters	$184,804
New Athens, IL

Life Line Marine	$79,689
Washington, MO

Nick Goodrich	$97,470
St. Charles, MO

Professional Boat Sales	$238,925
Bensalem, PA

Wayton Marine International	$(303,872)
Southlake, TX

STRATEGIC RELATIONSHIPS

On June 7, 2006 we terminated our Distributor Representative Agreement for Challenger Offshore Z-Series Boats between Wayton Marine International, Inc. and Marine Holdings, Inc., dated May 1, 2005, our Distributor Representative Agreement for Challenger Offshore Performance Boats between Wayton Marine International, Inc. and Marine Holdings Inc., dated May 1, 2005 and our Distributor Representative Agreement for Challenger Offshore SX and Sportfish Series Boats between Wayton Marine International, Inc. and Marine Holdings, Inc, dated May 1, 2005. Each of these agreements could be terminated with 30 days notice without penalty. The terminations were effective on July 6, 2006. These agreements were entered into by Marine Holdings, Inc. and were assumed by us when we acquired Marine Holdings, Inc.

At the time of our termination of our agreements with Wayton Marine International, we had completed work on nine boats pursuant to purchase orders provided by Wayton Marine International. Four boats were shipped to Wayton Marine International, however Wayton Marine International did not take delivery of the remaining five boats or provide payment for the boats as required by the Agreement. This default was the main factor in the termination of our Agreements with Wayton Marine Holdings. Additionally, as a result of the default we had to reverse revenues already recorded in our financials.

In addition, effective July 11, 2006, we terminated our Z Yachts Manufacturer Direct Program Agreement between us and Z Yachts, Inc., dated June 23, 2005. On July 11, 2006, we also terminated our Independent Representative Agreement between Life Line Marine LLC and Marine Holdings, Inc. The agreement was entered into by Marine Holdings, Inc. and was assumed by us when we acquired Marine Holdings, Inc.  Since the execution of the agreement on April 4, 2006, Life Line Marine purchased one boat in the three month period the agreement was in effect.

On December 7, 2006, we entered into an International Sales Representation agreement with Nautique International, located in Indianapolis, Indiana, for an initial term of two years and renewable on a yearly basis thereafter. Either party may terminate the agreement on the last day of one full year if the sales criteria agreed upon, is not attained by Nautique International.   Under the terms of the agreement, Nautique will sell, market and distribute Challenger Powerboat’s High Performance Offshore Series and Family Performance Series for export inclusive of Canada, but excludes the Caribbean and Bahamas.

COMPETITION

We are subject to strong competition from a variety of companies that could harm our ability to win business and which can increase the price pressure on our products. Most of our competitors have considerably greater financial, marketing and technological resources than we do, and we may not be able to compete successfully.  Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote  greater  resources  to  the  promotion  and  sale  of  their  products.

We believe our main competitors to be:

Challenger Offshore Products - DDC 33 and DDC 28:

1.

Baja Boats, a Brunswick Company that manufactures in Bucyrus, OH.

2.

Donzi, an American Marine Holdings Company that manufactures in Sarasota, FL.

3.

Formula, a privately held company that manufactures in Decatur, IN.

4.

Fountain Powerboats Inc., a company that manufactures in Washington, NC.

Challenger Family Performance Series - 250/252 FPS, 302 FPS, 245 FPS:

1.

Crownline Boats, a privately held company manufacturing in Bentonville, IL.

2.

Sea Ray, a Brunswick Company building in multiple locations in the U.S.

3.

Chaparral Boats, a privately held company manufacturing boats in Valdosta, GA.

4.

Rinker Boats, a privately held company manufacturing in Indiana.

Sugar Sand Jet Boats:

1.

Yamaha Marine Group, building approximately 6,000 units per year. A part of Yamaha Corporation.

2.

Sea Doo, a Bombardier Company building approximately 6,000 units per year.

Geeko Tow Boats:

1.

Mooba manufactured by Skiers Choice, a privately held company in Marysville, TN.

2.

Mastercraft, a privately held company, manufacturing in Vonore, TN.

3.

Tige Ski Boats, a privately held company, manufacturing in Abilene, TX.

We believe that we can differentiate our products by offering better value in the manufacturing process, distribution, and customer service through a partnership with our dealers.  Our manufacturing, distribution, and customer service are based on Lean/Six Sigma, which is a system for developing metrics for measuring defects and improving quality as well as implementing methodologies to reduce defect levels.  We spend hours relentlessly value streaming each process and transaction to assure ourselves and our Dealer Partners that we are adding value to the products and services we provide.

We believe that recreational boat manufactures and the marine industry in general buy all of their raw materials, hardware, and soft goods from a defined list of vendors.  Most products have between 3 and 5 primary vending companies that supply the industry.  We believe quality and value are not set by the raw materials because they are all shared.  Quality and value are established by the combination of those materials into a product that is price sensitive and functional.  We utilize computer aided design (CAD) technologies in the development of schedules that utilize the common materials to produce a boat that is cost effective to build. We provide value through the application of Lean/ Six Sigma and CAD/CAM methodologies to produce the Challenger High Performance Series, Family Performance Series, Sugar Sand Jet Boats, and Geeko Watersport Tow Boats that we believe have extraordinary value at the dealer and retail market place.

We believe our products offer the following advantages over competitive products:

-

Durability:  Our hulls are constructed using hand laid "S" glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

-

High Performance and Stability: The Challenger performance series utilizes a "V" shape hull design that creates a much more stable boat at high speeds, as well as improved performance in the water.

-

Best Cost:  The prices for our commercial boats are competitive with the prices offered by our competitors.

-

Consumer Features: All of our products feature components from recognized and trusted vendors.  Such selections inspire consumer confidence and hint at lower warranty costs and extended product lifespans.  Further, efforts to continually improve workmanship, attention to detail and cosmetics are ever present.

OPERATIONS

We manufacture the decks and hulls for the Challenger boats in our Washington, Missouri manufacturing facility. Our boat prototyping and boat assembly is performed in Washington, Missouri, utilizing the Marine Holdings, Inc. manufacturing facility and personnel.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We purchase key materials, components and equipment, including engines, fuel tanks, electronics and other components from third party suppliers. We obtain most of our critical raw materials and components from a single or limited number of suppliers.  When possible, we also develop and maintain alternative sources for essential materials and components.  The inability to obtain sufficient quantities of these materials or components may result in delays, increased costs, and reductions in our product shipments.

INTELLECTUAL PROPERTY

Our intellectual property is important to our business. We rely on a combination of trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.  We  license  patents  and patents-pending  that  relate  to  the  construction  and  design of the sleek, progressive  "V"  and double pad-bottomed "V-hull" boat. This Duo-Delta Conic, or DDC hull is designed so that  as water hits the hull, it flows to the next convenient degree, creating a lift  and  literally  raising  the  boat  to  the  top  of  the  water.

EMPLOYEES

We presently employ seventy-four full-time employees and no part-time employees in the United States, including administrative, management, sales, marketing and manufacturing personnel.  We also utilize four independent contractors, who assist us in our sales efforts. None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.

ENVIRONMENTAL MATTERS

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as solvents, lubricants, degreasing agents and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. However, we do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties, we may be required to pay, or any clean up we are required to perform, could be very costly.  Even if we are charged, and later found not responsible for such contamination or clean up, the cost of defending the charges could be high. If either  of  the  foregoing  occurs,  our  business,  results from operations and financial  condition  could  be  materially  adversely  affected.

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

The address of our principal executive office is 300 Westlink Drive, Washington, Missouri.  On  February  28,  2006, as part of the Challenger Offshore acquisition, we acquired real estate which  includes Challenger's  65,000  square  foot  boat  manufacturing facility  located  on  12  acres  in  Washington,  Missouri.  The facility is owned by Challenger and is security for a long-term note payable with Sun Security Bank, as further described in Note 8 below.

On January 29, 2007, effective as of January 1, 2007, as part of the IMAR and Gekko acquisition, we assumed the lease obligation of the 80,000 square foot manufacturing facility in Fargo, North Dakota, where the Sugar Sand and Gekko boats are manufactured.  As of January 1, 2007, the term of this lease is on a six month renewable basis, for four periods, by giving the landlord written notice of the exercise of the option at least six months prior to the expiration of the initial term and any renewal terms at rate of $7,700 per month, payable in advance commencing on the first day of each month, through December 21, 2007.  We are also responsible for paying for 100% of the annual taxes, assessments, charges and insurance premiums paid by the landlord.  We pay the reimbursement in equal monthly installments based on the taxes and assessments for the prior year and the then current insurance policy premium.

ITEM  3.  LEGAL  PROCEEDINGS

On August 17, 2006, Michael Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  We filed our Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  We furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of our securities owned by Mr. Thomas, forfeiture to us of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of our counterclaims for failure to state a claim.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We are seeking recovery of all attorneys’ fees.

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  We filed our Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  We furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortuous interference, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying our claims for relief, and filing a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.

On December 14, 2006, we filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against Barrett Evans, a former member of the board of directors, asserting claims for damages for breach of fiduciary duty, breach of contract, unjust enrichment, civil conspiracy and racketeering. We are seeking more than $25,000 in actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of Challenger Powerboats, Inc. owned by Mr. Evans, forfeiture to us of all profits and gains resulting from his conduct, as well as all attorneys’ fees and costs.  The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  We filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.

On December 29, 2006, we filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, the former Chief Executive Officer of Challenger Powerboats, Inc., and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. We are seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of Challenger Powerboats, Inc. owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against us for breach of release and breach of contract.  Mr. Ryan and Ms. Fox also filed a Motion to Dismiss for Failure to State a Claim on March 19, 2007.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 28, 2006, 51.2% of shareholders of our common stock executed a written consent in favor of the action to amend our Articles of Incorporation in order to change our name to "Challenger Powerboats, Inc." from “Xtreme Companies, Inc.” The name change was effective with the State of Nevada on November 15, 2006.

PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol "CPWB.OB".  Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board.  These quotations reflect inner-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

	HIGH	LOW
2005 FISCAL YEAR
First Quarter	$0.48	$0.15
Second Quarter	$0.43	$0.15
Third Quarter	$0.27	$0.12
Fourth Quarter	$0.22	$0.10

2006 FISCAL YEAR
First Quarter	$0.15	$0.10
Second Quarter	$0.12	$0.05
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.04	$0.03

We declared a 100-for-1 reverse stock split of outstanding common stock effective September 26, 2003.  We declared a 10-for-1 reverse split of the outstanding common stock effective January 30, 2004.

SHAREHOLDERS

As of April, 13, 2007, there were approximately 815 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

RELATED PARTY CONVERTIBLE DEBENTURES

On February 14, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On November 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $243,600, at a discount of $40,600.  The debenture has a 10% interest rate and is due and payable November 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On November 20, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $208,800, at a discount of $34,800.  The debenture has a 10% interest rate and is due and payable November 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On December 6, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $204,000, at a discount of $34,000.  The debenture has a 10% interest rate and is due and payable December 6, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On December 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable December 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

PROMISSORY NOTES

On January 3, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The note carries an interest rate of 0% per year and is due on January 3, 2011.  The note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $302,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 27, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The note carries an interest rate of 0% per year and is due on July 27, 2006.  The note carries a discounted amount of $9,875.63.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $59,253.82.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

FACTORING AGREEMENTS

On May 17, 2006, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. During the year ended December 31, 2006, $0.00 of this Agreement was repaid, and the balance at December 31, 2006 is $695,000.  The Agreement was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

SHARES ISSUED AS INDUCEMENT FOR INVESTMENT

On November 13, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their November 7, 2006, investment in the company.  The shares were accounted for as interest expense.

On December 13, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their November 20, 2006, investment in the company.  The shares were accounted for as interest expense.

SHARES ISSUED FOR CONSULTING SERVICES

On February 1, 2006, we issued 1,000,000 shares of common stock valued at $110,000 to Market Pulse for investor relation consulting services.

On February 1, 2006, we issued 750,000 shares of common stock valued at $82,500 to Seacoast Financial for investor relation consulting services.

On November 2, 2006, we rescinded 557,275 shares of common stock valued at $22,291 which had been issued to Ronald DiBartolo on March 7, 2005 at a value of $83,591 for marketing services.  This transaction was accounted for as a reduction of marketing expenses.

PRIVATE PLACEMENTS

On January 20, 2005, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 27, 2006, we issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On March 3, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On June 20, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On November 22, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On December 13, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

As of December 31, 2006, we had received proceeds for 8,218,294 shares, leaving 881,706 outstanding.  We received proceeds for these shares on February 8, 2007 and February 16, 2007.

On June 7, 2006, we entered into an agreement relating to convertible promissory notes held by individual investors whereby the promissory notes are extended for a period of one year.  In consideration of the extension, the investors retain all rights and warrants from the prior notes and gain the additional right of a 50% conversion option, which may be exercised at any time during the second term, including the maturity date.  The 50% conversation would be at a discount to the public selling price of the stock on the date we are notified of the investor’s intention.  We agreed to repay the principal and 40% simple interest at the maturity date or convert the note into common stock at $0.10 per share at anytime during the extended term, regardless of the public selling price.

As of June 7, 2006, the following individual investors held promissory notes in the amount described below.

NAME	AMOUNT RECEIVED	DEPOSIT DATE
Patrick Connelly	$50,000.00	05/27/2004
Jan Pusch	$50,000.00	07/01/2004
Patrick Connelly	$10,000.00	07/02/2004
Patrick Connelly	$10,000.00	04/14/2005
Ronald Feldman	$20,000.00	05/06/2005
Ronald Feldman	$4,000.00	05/06/2005
Raymond Champagne	$10,000.00	05/06/2005
Dennis Gerber	$20,000.00	05/23/2005
Sandra Walls	$10,000.00	06/08/2005
Mike Lochirco	$100,000.00	06/17/2005
John Layne	$20,000.00	07/20/2005
Gerald Treichel	$10,000.00	08/05/2005
Thomas Lutz	$10,000.00	09/30/2005
Arnold Kramer	$6,000.00	10/20/2005

On August 17, 2006, we issued 1,000,000 shares of common stock to Dennis Gerber in conjunction with his promissory note extension and conversion option, which was accounted for as interest expense.

On November 22, 2006, we issued 1,600,000 shares of common stock to Ronald Feldman in Conjunction with his promissory note extension and conversion option, which was accounted for as interest expense.

On December 13, 2006, we issued 333,333 shares of common stock to Raymond Champagne in conjunction with his promissory note extension and conversion option, which was accounted for as interest expense.

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

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-KSB Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-KSB Annual Report, under “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” and in other documents which we file from time to time with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report, except as required by law.

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

We recognize income when the products are shipped, and when the service is provided.  We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Our product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB (Free On Board) Washington, Missouri plant thereby the customer is responsible for the goods when they are loaded on/to the delivery vessel.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.  As a result of our sales terms, the likelihood of uncollectible accounts receivable remains low.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

Computers:	5 years
Software:	3 years
Office Equipment and Furniture:	3-7 years

Leasehold improvements are amortized over the remaining lease term at the date of installation.  Expenditures for maintenance and repairs are charged to expense as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for our Company for all financial instruments issued or acquired after the beginning of our fiscal year ending December 31, 2006. We have not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (Fll’J 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for our Company for our fiscal year ending December 31, 2007. We have not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company for our fiscal year beginning on July 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is effective for us for our current fiscal year. The adoption of SAB No. 108 did not have an impact on our financial statements.

GOING CONCERN OPINION

Our audited financial statements for the fiscal year ended December 31, 2006, reflect a net loss of $9,133,144 and net cash flows used by operations of ($6,996,097).  Our management is currently pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our proposed products and ultimately, upon our ability to attain future profitable operations.  There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flows from operations.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

NET REVENUES

For the year ended December 31, 2006, we generated net revenues of $238,171 as compared to net revenues of $1,783,626 for the year ended December 31, 2005. During 2006, the major change in our business which impacted revenues was the strategic decision to terminate unsuccessful exclusive distribution agreements and change the focus of the sales effort. We have begun to establish a nationwide dealer network, through which our Challenger product will be sold to the consumer.  During the second quarter of 2006, our revenues were significantly and negatively impacted due to the termination of our distribution agreement with Wayton Marine International and the return of product to us.  At the time of our termination of our agreements with Wayton Marine, we had completed work on nine boats pursuant to purchase orders provided by Wayton Marine.  Four boats were shipped to Wayton Marine, however Wayton Marine did not take delivery of the remaining five boats or provide payment for the boats as required by the Agreement. This default was the main factor in the termination of our Agreements with Wayton Marine.  Additionally, as a result of the default we reversed revenues already recorded in our financial statements.

COST OF GOODS SOLD

We incurred costs of production of $1,748,653 for the twelve months ended December 31, 2006, as compared to $1,550,696 for the twelve months ended December 31, 2005.  The main factor that led to the increase was that standard costs for the boats already in production at December 31, 2005 were adjusted and reduced and manufacturing costs for materials and labor exceeded the standard costs for the boats produced and finished in 2006.

OPERATING EXPENSES

Operating expenses increased to $3,701,032 for the year ended December 31, 2006 as compared to $1,670,498 for the year ended December 31, 2005. The increase in operating expenses for the year ended December 31, 2005 occurred primarily as a result of:

-

During 2006, documentation fees of $365,000 were recorded in connection with Dutchess debentures and promissory notes, compared to $187,500 expense in 2005, for an increase of $177,500.

-

During 2006, we paid $690,244 for investor relations as compared to $373,440 in 2005, for an increase of $316,804.

-

During 2006, we had professional fees expense of $232,109 as compared to $58,089 in 2005.  These fees primarily consisted of legal fees paid in 2006.

-

During 2006, we paid $771,916 for payroll as compared to $41,311 in 2005.  This is due to the addition of Challenger Powerboat personnel and the addition of payroll from Marine Holdings, Inc. operations.

-

During 2006, we had a $248,500 writedown of assets for the SV-42 and Xtreme demo boat, as compared to $0 in 2005.

-

During 2006, we had trade show expense of $135,888 as compared to $0 in 2005.

-

During 2006, we had business insurance expense of $217,082 as compared to $11,360 in 2005.

INTEREST EXPENSE

Interest expense increased from $979,399 to $3,924,181 from the prior year period reflecting the costs of borrowing funds with debentures and promissory notes.  Each of our notes and debentures are  issued  at  a  discount, which is amortized and charged to interest expense over  the  life  of  the  promissory  note,  debenture  or  warrant.  Also, our debentures are issued with a conversion preference to the Holder in the event of default, which are included in interest expense on the financial statements.

NET LOSS

We had a net loss of $9,133,144 for the twelve months ended December 31, 2006 as compared to $2,416,967 for the twelve months ended December 31, 2005.   Non-cash charges to income comprised $4,341,182 and $1,687,093 for the years ended December 31, 2006 and 2005, respectively, and are summarized as follows:

	Year Ended
	12/31/2006	12/31/2005

Stock issued for services	$193,209	$572,956
Stock issued for officer compensation	-	54,000
Depreciation & amortization of debt discount	843,069	245,880
Issuance of warrants	-	218,150
Debt conversion feature expense	130,080	329,771
Debt inducement expense	1,739,422	249,102
Stock issued for SB2 accounted for as interest	562,902	17,234
Writedown of assets	177,500	-
Receivable factoring agreement w/related party	695,000	-
	$4,341,182	$1,687,093

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had Total Current Assets of $1,991,808 compared to $778,916 as of December 31, 2005.  This was due primarily to a $1,441,613 increase in inventory at Marine Holdings, Inc.  As of December 31, 2006, we had Total Current Liabilities of $5,980,531, compared to $3,203,805, as of December 31, 2005.  This was due primarily to a $901,150 increase in accrued interest, a  $1,090,780 increase in WIP inventory loans and a $695,000 increase due to the Receivable Factoring Agreement with Dutchess.  Our Stockholders' Equity at December 31, 2006 was a deficit of $13,314,989.

During 2006, we issued promissory notes to related parties in the amount of $361,654 as more fully described in the financing section below.  As of December 31, 2006, a total of $2,583,454 promissory notes were owed to related parties.  At December 31, 2006, $526,774 had been repaid on related party promissory notes.  We issued no private promissory notes in 2006 and carry a balance of $168,000 on notes placed in 2005 and 2004.  We repaid $110,000 of the 2005 notes in 2006.

During 2006, we entered into a receivable factoring agreement with a related party for $695,000.  As of December 31, 2006, a total of $0.00 had been repaid on this agreement.

As  of  December  31,  2006,  we  had  debt of $17,968,467, including convertible debentures  which  total  $9,310,293.  We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010 and 2011.  Our debt could  limit  our  ability  to  obtain additional financing for working capital, capital  expenditures,  debt  service  requirements,  or  other  purposes in the future,  as  needed.

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

On October 18, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P, for $20,000 whereby we issued a convertible debenture.  The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the  thirty trading days prior to closing.

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

On December 23, 2004, we entered into an investment agreement with Dutchess Private Equity Fund, II, L.P, for $240,000 whereby we issued a convertible debenture.  The debenture is convertible into our common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty  trading days prior to closing.

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

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 101,817 shares of common stock at $0.20 per share.  The warrant has a term of five years.

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

On June 16, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $30,000.  The debenture has an 8% interest rate and is due and payable June 16, 2010.  The  purchaser  of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days  prior  to  the  Conversion  Date  or  (ii)  $0.15  per  share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP, to purchase 240,000 shares of common stock at $0.16 per share.  The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $28,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) $0.15 per share.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $0.12 per share.  The warrant has a term of five years.

On July 7, 2005, we entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the  debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the  Conversion Date or (ii) $0.15 per share.

In connection with the above financing, we issued a warrant to eFund to purchase 72,000 shares of common stock at $0.12 per share. The warrant has a term of five years.

On July 21, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was due on December 21, 2005.  The Note carries a discounted amount of $10,000.   During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $120,000.  The Note was extended and is due and payable.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was due on January 5, 2006.  The Note carries a discounted amount of $24,000.  During the year ended December 31, 2006, $0.00 of  this  Note was repaid, and the balance at December 31, 2006 is $144,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was due on August 22, 2006.  The Note carries a discounted amount of $30,000.  During the year ended December 31, 2006, $0.00 of  this

Note was repaid, and the balance at December 31, 2006 is $180,000.  The Note was extended and is due and payable with thirty days notice from Dutchess  Private  Equities  Fund,  LP.

On September 1, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and is due on September 1, 2006.  The Note carries a discounted amount of $12,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $72,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 7, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was due on September 7, 2006.  The Note carries a discounted amount of $18,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $108,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 15, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was due on September 15, 2006.  The Note carries a discounted amount of $33,500.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $201,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was due on September 22, 2006.  The Note carries a discounted amount of $26,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $158,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 30, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was due on September 30, 2006.  The Note carries a discounted amount of $39,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $236,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 7, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was due on October 7, 2006.  The Note carries a discounted amount of $37,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $222,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 14, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was due on October 14, 2006.  The Note carries a discounted amount of $32,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $192,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

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

On November 1, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was due on November 1, 2006.  The Note carries a discounted amount of $26,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $156,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 9, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on November 9, 2006.  The Note carries a discounted amount of $36,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 22, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000.  The Note carried an interest rate of 0% per year and was due on November 22, 2006.  The Note carries a discounted amount of $10,000.  The Note was extended and was due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.  During the year ended December 31, 2006, $42,666 of this Note was repaid, and the balance at December 31, 2006 is $0.

On December 6, 2005, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on December 6, 2006.  The Note carries a discounted amount of $36,000.  During the year ended December31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 3, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $302,400.

On January 27, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The Note carries an interest rate of 0% per year and was due on July 27, 2006.  The Note carries a discounted amount of $9,875.63.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $59,253.82.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On February 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable February 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.10.

On February 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.10. During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at December 31, 2006 is $0.00.

On February 10, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08. During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at December 31, 2006 is $149,000.

On February 14, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On February 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000.  The debenture has a 10% interest rate and is due and payable February 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On February 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000.  The debenture has a 10% interest rate and is due and payable February 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On February 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000.  The debenture has a 10% interest rate and is due and payable February 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08. During the year ended December 31, 2006, $150,690 of this Note was repaid, and the balance at December 31, 2006 is $83,310.

On March 2, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On March 9, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

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

On May 17, 2006, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. During the year ended December 31, 2006, $0.00 of this Agreement was repaid, and the balance at December 31, 2006 is $695,000.  The Agreement was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

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

On June 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of $0.06. During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at December 31, 2006 is $154,198.

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

On August 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000.  The debenture has a 10% interest rate and is due and payable August 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.04.

On August 17, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable August 17, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On August 30, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600.  The debenture has a 10% interest rate and is due and payable August 30, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On September 12, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $324,000, at a discount of $54,000.  The debenture has a 10% interest rate and is due and payable September 12, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $446,400, at a discount of $74,400.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On October 11, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600.  The debenture has a 10% interest rate and is due and payable October 11, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On October 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600.  The debenture has a 10% interest rate and is due and payable October 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On November 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $243,600, at a discount of $40,600.  The debenture has a 10% interest rate and is due and payable November 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On November 20, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $208,800, at a discount of $34,800.  The debenture has a 10% interest rate and is due and payable November 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On December 6, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $204,000, at a discount of $34,000.  The debenture has a 10% interest rate and is due and payable December 6, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On December 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable December 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On January 20, 2005, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 27, 2006, we issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On March 3, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On April 10, 2006, we issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On June 20, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On September 5, 2006, we issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On September 6, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On September 8, 2006, we issued 1,100,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On November 22, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On December 13, 2006, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

As of December 31, 2006, we had received proceeds for 8,218,294 shares, leaving 881,706 outstanding.  These shares are accounted for as stock subscription receivable at year end.  We received cash proceeds for these shares on February 8, 2007 and February 16, 2007.

On June 7, 2006, we entered into an agreement relating to convertible promissory notes held by individual investors whereby the promissory notes are extended for a period of one year.  In consideration of the extension, the investors retain all rights and warrants from the prior notes and gain the additional right of a 50% conversion option, which may be exercised at any time during the second term, including the maturity date.  The 50% conversation would be at a discount to the public selling price of the stock on the date we are notified of the investor’s intention.  We agreed to repay the principal and 40% simple interest at the maturity date or convert the note into common stock at $0.10 per share at anytime during the extended term, regardless of the public selling price.

As of June 7, 2006, the following individual investors held promissory notes in the amount described below.

NAME	AMOUNT RECEIVED	DEPOSIT DATE
Patrick Connelly	$50,000.00	05/27/2004
Jan Pusch	$50,000.00	07/01/2004
Patrick Connelly	$10,000.00	07/02/2004
Patrick Connelly	$10,000.00	04/14/2005
Ronald Feldman	$20,000.00	05/06/2005
Ronald Feldman	$4,000.00	05/06/2005
Raymond Champagne	$10,000.00	05/06/2005
Dennis Gerber	$20,000.00	05/23/2005
Sandra Walls	$10,000.00	06/08/2005
Mike Lochirco	$100,000.00	06/17/2005
John Layne	$20,000.00	07/20/2005
Gerald Treichel	$10,000.00	08/05/2005
Thomas Lutz	$10,000.00	09/30/2005
Arnold Kramer	$6,000.00	10/20/2005

On August 17, 2006, we issued 1,000,000 shares of common stock to Dennis Gerber in conjunction with his promissory note extension and conversion option, which was accounted for as interest expense.

On November 22, 2006, we issued 1,600,000 shares of common stock to Ronald Feldman in conjunction with his promissory note extension and conversion option, which was accounted for as interest expense.

On December 13, 2006, we issued 333,333 shares of common stock to Raymond Champagne in conjunction with his promissory note extension and conversion option, which was accounted for as interest expense.

CAPITAL COMMITMENTS

At December 31, 2006, we had fifteen short term Notes Payable with Sun Security Bank totaling $1,090,780, secured by Challenger boats–in-process and completed boats in inventory.  The notes bear interest at a rate of US Bank Prime Rate plus 2.0%, with an interest rate floor of 7.0%.  The individual notes are due and payable upon the sale of the boat securing the note.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The note bears interest at a rate of US Bank Prime Rate plus 1.0% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank.  As of December 31, 2006, the Note Payable carries a principal balance of $2,834,511.

On March 28, 2006, we entered into a $16,088.50 long-term Note Payable with Bank of Washington. The Note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of December 31, 2006, the unpaid balance on the note is $12,355.67.

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

IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

Our audited financial statements for the year ended December 31, 2006, reflect a net loss of $9,133,144 and negative cash flows from operations of $6,996,097.  These conditions  require  sufficient  additional  funding  or alternative  sources  of  capital  to  meet  our working capital needs.  We have raised  capital  by  issuing  convertible debentures and anticipate that we will continue  to  be able to do so in the foreseeable future, however, financing may not  be  available  in  amounts  or on terms acceptable to us, if at all.  If we cannot raise funds on acceptable terms, or achieve positive cash flow, we may be forced to curtail operations or may  ultimately  cease  to  exist.

WE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FUTURE, THEREFORE WE MAY NOT BE ABLE TO MEET OUR DEBT SERVICE OBLIGATIONS AND WE MAY NEVER BECOME PROFITABLE.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.  As of December 31, 2006, we had total liabilities of $17,968,467.  Our debt could limit our ability to obtain additional  financing  for  working  capital, capital expenditures, debt service requirements,  or other purposes in the future, as needed, to plan for, or react to,  changes  in  our  business and competition, and to react in the event of an economic  downturn.  We anticipate losses for the foreseeable future. We may never become profitable.

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABLE OPERATIONS.

We are a manufacturing company.  We acquired our operating subsidiary, Marine Holdings, Inc. on February 28, 2006. Our ability to successfully commercialize our products will depend on, among other things, our ability to manufacture and distribute the products, and the relative cost to the customer of our product as compared to alternative competitive products. Market reaction can be difficult to predict. As a result, we may never achieve or sustain profitable operations.

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE DO NOT GENERATE  ENOUGH  CASH  FROM  OPERATIONS  TO SUSTAIN OUR BUSINESS WE MAY HAVE TO LIQUIDATE ASSETS  OR  CURTAIL  OUR  OPERATIONS.

The  accompanying  financial  statements  have  been  prepared  assuming we will continue  as  a  going  concern.  Conditions exist which raise substantial doubt about  our  ability  to  continue as a going concern unless we are able to generate sufficient cash flows  to  meet  our  obligations  and  sustain  our  operations.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

WE DEPEND ON OUR SUPPLIERS AND IF WE CAN NOT OBTAIN CERTAIN COMPONENTS FOR OUR PRODUCTS, WE MIGHT HAVE TO DEVELOP ALTERNATIVE DESIGNS THAT COULD INCREASE OUR COSTS.

We depend upon a number of suppliers for components of our products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over  any  third-party  manufacturer  as  to  quality  controls,  timeliness  of production,  deliveries  and  various  other factors. Should the availability of certain  components  be  compromised,  it  could force us to develop alternative designs  using  other  components, which could add to the cost of goods sold and compromise  delivery  commitments.  If  we  are unable to obtain components in a timely  manner,  at  an  acceptable  cost,  or at all, we may need to select new suppliers,  redesign  or  reconstruct the process  we use to build the hulls, which management  believes  would  take  a  minimum of one-year. We may not be able to manufacture  any vessels for a period of time, which could materially adversely affect  our  business,  results  from  operations,  and  financial  condition.

WE ARE SUBJECT TO SUBSTANTIAL COMPETITION.

We  are  subject  to  significant competition that could harm our ability to win business  and  increase  the  price  pressure  on  our  products. We face strong competition from a wide variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs.  We, or our competitors, may intentionally or unintentionally infringe upon or misappropriate products or proprietary information.  In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly.  Any  patent  or  patents sub-licensed  to  us  relating  to current or future products may be challenged, invalidated,  or  circumvented  or the rights granted thereunder may not be held valid  if  subsequently  challenged.

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

WE MUST COMPLY WITH ENVIRONMENTAL REGULATIONS OR WE MAY HAVE TO PAY EXPENSIVE PENALTIES OR CLEAN UP COSTS.

We  are  subject  to  federal,  state,  local  and foreign laws, and regulations regarding  protection  of  the  environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as solvents, lubricants, degreasing agents, and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal.  If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

IF  WE  DO  NOT COMPLY WITH GOVERNMENT REGULATIONS, WE MAY BE UNABLE TO SHIP OUR PRODUCTS  OR  HAVE  TO  PAY  EXPENSIVE  FINES  OR  PENALTIES.

We  are  subject  to  regulation  by  county,  state  and  federal  governments, governmental  agencies,  and  regulatory  authorities  from  several  different countries.  If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our products and services, and generate product and service revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Further, our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

WE  RELY  ON  PROPRIETARY  DESIGNS  AND  RIGHTS AND IF WE HAVE TO LITIGATE THOSE RIGHTS,  OUR  EXPENSES  COULD  SUBSTANTIALLY  INCREASE.

Our intellectual property is important to our business. We rely on a combination of trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. The patents and patents-pending protect and enhance the construction of the sleek, progressive "V" and double pad-bottomed "V-hull" boat. The hull is designed so that as water hits the hull, it flows to the next convenient degree, creating a lift and literally raising the boat to the top of the water. The progressive "V" hull gives the boats excellent stability, unmatched handling at low and high speeds, and extraordinary tracking for precision handling.

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

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future.  We anticipate that any profits from our operations will be reinvested into our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.

ITEM  7.  FINANCIAL STATEMENTS

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Challenger Powerboats, Inc.

We  have audited the accompanying balance sheets of Challenger Powerboats, Inc., as of December  31,  2006 and 2005,  and  the  related  statements of operations, stockholders' equity  (deficit)  and  cash  flow  for  the  years  then  ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audits  to  obtain  reasonable  assurance  about  whether the financial statements  are  free  of  material  misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Challenger Powerboats, Inc. at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/  Jaspers + Hall, PC

Denver, Colorado

March 31, 2007

CHALLENGER POWERBOATS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	December 31,
ASSETS	2006	2005

CURRENT ASSETS
Cash	$174,706	$331,386
Accounts Receivable - Trade	-	72,530
Inventory – Boats in Progress	114,528	-
Inventory – Parts	141,003	-
Inventory – Trailers and trade-ins	85,059	-
Inventory – Complete Boats	1,476,023	375,000
Other Current Assets	489	-
TOTAL CURRENT ASSETS	1,991,808	778,916

PROPERTY AND EQUIPMENT
Building and Land	990,021	-
Boats molds and plugs	602,203	-
Machinery and equipment	194,124	7,606
Furniture and fixtures	11,070	-
Leasehold improvements	246,284	25,395
Autos and trucks	69,000	-
Trailers	26,129	-
Demo boat	-	30,452
Accumulated depreciation and amortization	(477,161)	(2,168)
NET PROPERTY & EQUIPMENT	1,661,670	61,285

OTHER ASSETS
Advances to Marine Holdings, Inc	-	2,311,891
Certificate of Deposit	1,000,000	-
TOTAL OTHER ASSETS	1,000,000	2,311,891

TOTAL ASSETS	$4,653,478	$3,152,092

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$294,244	$239,731
Accrued expenses	96,579	131,000
Accrued interest	1,087,869	186,719
Payroll tax liabilities	97,781	95,831
Deferred revenues	-	22,098
Private promissory notes	168,000	332,000
Notes payable	-	181,718
Work-in-process loans	1,090,780	-
Note payable to Sun Security – current portion	169,224	-
Promissory notes – related party (net of discount)	2,281,054	2,014,708
Receivable factoring agreement – related party	695,000	-
TOTAL CURRENT LIABILITIES	5,980,531	3,203,805

LONG TERM LIABILITIES
Truck loan	12,356	-
Note payable to Sun Security, less current portion	2,665,287	-
Long-term debt – related party	9,310,293	1,642,295
TOTAL LONG TERM LIABILITIES	11,987,936	1,642,295

TOTAL LIABILITIES	17,968,467	4,846,100

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
at $0.001 par value, 55,933,579 shares issued
and outstanding at December 31, 2006 and 19,551,376
issued and outstanding at December 31, 2005	55,934	19,551
Additional paid-in capital	15,869,322	18,438,245
Subscriptions receivable	(33,064)	(77,766)
Accumulated deficit	(29,207,181)	(20,074,038)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(13,314,989)	(1,694,009)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$4,653,478	$3,152,092

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.
CONSOLIDATED INCOME STATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUE
Fire and Patrol Boats	$-	$328,206
Performance and Sport Boats	238,171	1,455,420
TOTAL REVENUE	238,171	1,783,626

Cost of Goods Sold - Fire and Patrol Boats	-	164,982
Cost of Goods Sold - Performance and Pleasure Boats	1,748,653	1,385,714
TOTAL COST OF GOODS SOLD	1,748,653	1,550,696
GROSS PROFIT	(1,510,482)	232,930

OPERATING EXPENSES
Consulting fees	192,438	523,070
Advertising	65,830	4,260
Documentation fees for funding	365,000	187,500
Officer compensation	109,840	174,000
Investor relations	690,244	373,440
Marketing	(30,529)	124,541
Sales consulting and commissions	29,250	54,000
Professional fees	232,109	58,089
Payroll and taxes	771,916	41,311
Financing inducement fees	-	50,600
Employee benefits	111,399	-
Depreciation and amortization	135,444	1,118
Writedown of assets	248,500	-
Travel	61,291	19,275
Trade shows	135,888	-
Business insurance	217,082	11,360
Other operating expenses	365,330	47,934
TOTAL OPERATING EXPENSES	3,701,032	1,670,498
LOSS FROM OPERATIONS	(5,211,514)	(1,437,568)
OTHER (INCOME) / EXPENSES
Interest expense	3,924,181	979,399
Loss/(Gain) on sale of assets	(1,156)	-
Other (Income) / Expense	(1,395)	-

LOSS BEFORE INCOME TAXES	(9,133,144)	(2,416,967)

Provision for income taxes	-	-

NET LOSS	$(9,133,144)	$(2,416,967)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	38,294,559	16,943,614

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,133,144)	$(2,416,967)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	135,440	1,118
Writedown of assets	177,500	-
Issuance of stock for officer's compensation	-	54,000
Issuance of stock for debt inducement	1,739,422	250,774
Debt conversion feature expense	130,080	329,771
Issuance of warrants	-	218,150
Issuance of stock for consulting services	-	444,365
Issuance of stock for other services	215,500	-
Issuance of stock for marketing services	(22,291)	83,591
Issuance of stock for equity line funding	518,200	-
Loan payoffs for Marine Holdings closing trans	(78,251)	-
(Increase) decrease in current assets:
Accounts receivable	73,390	(72,530)
Inventory	(700,089)	(375,000)
Advances to Marine Holdings, Inc	(529,700)	(2,167,286)
Deposits	-	4,514
Prepaid expenses	12,011	2,955
Increase (decrease) in current liabilities:
Accrued expenses and accounts payable	(323,722)	16,515
Accrued interest	901,150	123,470
Sun Security WIP loans	(91,440)	27,950
Payroll tax liabilities payable	1,945	(22,544)
Deferred revenues	(22,098)	(45,902)
NET CASH USED IN OPERATING ACTIVITIES	(6,996,097)	(3,543,056)

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets	(402,300)	(57,963)
Purchase of certificate of deposit as collateral	(1,000,000)	-
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(1,402,300)	(57,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(268,330)	181,718
Proceeds from private convertible promissory notes	(164,000)	100,000
Proceeds from related party convertible debts	7,934,345	3,522,780
Proceeds from related party factoring agreement	695,000	-
Proceeds from line of credit	44,702	17,234

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,241,717	4,386,120
NET INCREASE IN CASH	(156,680)	220,713
CASH AT BEGINNING OF PERIOD	$331,386	$110,673
CASH AT END OF PERIOD	$174,706	$331,386
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$429,691	$8,777
Income taxes paid	-	-

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.
Statements of Changes in Stockholders Equity

	Common Stock
	Shares	Par .001	Additional Paid In Capital	Shares To Be Issued	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total Stockholder Equity

BALANCE,
December 31, 2004	11,035,156	11,035	16,859,783	1,400	(110,000)	-	(17,657,071)	(894,854)

Issuance of common stock for officer compensation	300,000	300	53,700	-	-	-	-	54,000

Issuance of common stock for consulting services	2,229,101	2,229	332,136	-	110,000	-	-	444,365

Issuance of common stock for marketing services	557,275	557	83,034	-	-	-	-	83,591

Beneficial conversion feature on convertible debentures	-	-	329,771	-	-	-	-	329,771

Issuance of Stock for Equity line	500,000	500	94,500	-	-	(77,766)	-	(17,234)

Issuance of Stock warrants For debt inducement On debentures	-	-	218,150	-	-	-	-	218,150

Conversion of debts	1,858,018	1,858	218,069	-	-	-	-	219,928

Issuance of stock for debt inducement	3,071,826	3,072	249,102	(1,400)	-	-	-	250,774

Net loss	-	-	-	-	-	-	(2,416,967)	(2,416,967)

BALANCE,
December 31, 2005	19,551,376	$19,551	$18,438,244	-	$-	$(77,766)	$(20,074,037)	$(1,694,008)

Issuance of Stock for Equity line	8,600,000	8,600	511,356	-	-	44,702	-	(564,658)

Issuance of Stock for Inv Rel Svcs	2,250,000	2,250	210,250	-	-	-	-	212,500

Issuance of Stock for Debt inducement	22,980,271	22,980	1,716,442	-	-	-	-	1,739,422

Conversion of Debts	1,115,874	1,116	51,630	-	-	-	-	52,746

Issuance of Stock for Employee comp	60,000	60	2,940	-	-	-	-	3,000

Issuance of Stock for Conv Of Prom Note	1,933,333	1,933	75,400	-	-	-	-	77,333

Recission of Stock issued For Mktg Svcs	(557,275)	(557)	(21,734)	-	-	-	-	(22,291)

Merger Accounting
			(5,115,206)					(5,115,206)
Net Loss
	-	-	-	-	-	-	(9,133,144)	(9,133,144)
BALANCE,
December 31, 2006
	55,933,579	$55,933	$15,869,322	-	$-	$(33,064)	$(29,207,181)	$(13,314,989)

See accompanying notes to financial statements.

CHALLENGER POWERBOATS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS AND BASIS OF PRESENTATION

Challenger Powerboats, Inc. (the “Company”) was organized August 14, 1994 under the laws of the State of Nevada, under the name of Shogun Advertising, Inc. On May 10, the Company changed its name to Xtreme Webworks, the Company offered services to Internet companies, assisting in higher recognition placement with search engines. It also designed and hosted Internet web sites and designed and published online and printed newsletters.  On April 24, 2002, the Company changed its name to Xtreme Companies, Inc. Effective November 30, 2002, the Company discontinued its operations of Xtreme Webworks.

In October 2003, Xtreme Companies, Inc. entered into an "Agreement and Plan of Reorganization” with Rockwell Power Systems, Inc. Under this Agreement, Xtreme Companies, Inc. purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 shares of its common stock. This acquisition was accounted for by the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of Xtreme based upon their respective estimated fair value as of October 1, 2003, the effective date of this acquisition. In addition, Shogun Investment Group, one of the major shareholders of the Company, retained 50,000 free trading shares of the Company's common stock after giving effect to the reverse stock split. Shogun received $25,000 in cash on the date of the closing and $25,000 upon acceptance of a payment plan with the Internal Revenue Service for the outstanding tax liabilities.

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

On November 15, 2006, the Company changed its name to Challenger Powerboats, Inc.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United  States of America, which contemplates  continuation  of  the  Company  as  a going concern. The Company's current liabilities exceed the current assets by $3,989,723 as of December 31, 2006.  The Company had operating losses of $5,211,514 and $1,437,568 in 2006 and 2005, respectively.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Challenger Powerboats, Inc.  and  its  wholly -owned  subsidiaries,  Rockwell  Power  Systems,  Inc. and Marine Holdings, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.  For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.

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

OTHER ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank.  These funds were acquired by the Company through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

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

INVENTORY

The finished boat inventory of $1,476,023 consists of twenty boats, fifteen of which are performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders.  The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006.  The terminations were in part, due to a lack of performance under the contracts and as a result, the Company had to book sales returns from Wayton Marine International.  Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period.   The Company built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, the Company was not able to ship the boats to the customers as a result of non-payment.  The Company is establishing a national dealer network through which their product will be sold.

The inventory also consists of three performance and sport boats manufactured for display and sale at the Fall/Winter 2006 and early 2007 trade boat shows.  The inventory also consists of a SV-42 sport boat purchased through Marine Holdings, Inc. in 2005 for $250,000.  This item is intended for resale and is carried on the financial statements at $54,000, after a write-down of $196,000 in 2006.  After an evaluation by the Company, it was determined that the value of the boat is $54,000. This boat was subsequently sold in March 2007.

The $85,059 at December 31, 2006 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $114,528 at December 31, 2006 consists of Challenger boats in various stages of the manufacturing process.  One boat was built to fulfill a customer order for Wayton Marine, and is ready for shipment upon completion.  Three boats are being built for upcoming boat shows.

The $141,003 at December 31, 2006 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

STOCK-BASED COMPENSATION

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including  cash  and  cash equivalents, accounts  receivable,  accounts  payable  and accrued liabilities are carried at cost,  which approximates their fair value, due to the relatively short maturity of  these  instruments.  As  of  December  31,  2006  and December 31, 2005, the Company's  notes  payable  have  stated borrowing rates that are consistent with those  currently available to the Company and, accordingly, the Company believes the  carrying  value  of  these  debt instruments approximates their fair value.

REVENUE RECOGNITION

The Company recognizes income when the products are shipped, and when the service is provided.  The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company’s revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Powerboat product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB Washington, Missouri plant.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company’s revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue  from the  sale  of products is recognized when a formal arrangement exists, the price is  fixed,  or  determinable,  the  delivery  is completed and collectibility is reasonably  assured.  As a  result  of  the Company’s  sales  terms,  the  likelihood  of uncollectible  accounts  receivable  remains  low.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation.  As of December 31, 2006, convertible debentures could convert to 363,287,000 shares and warrants could convert to 1,662,000 shares.

ADVERTISING COSTS

Advertising and promotional activities are expensed when incurred.  Total advertising costs were $65,830 and $4,260 for the years ended December 31, 2006 and 2005, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are shipped to the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping  and  handling  costs  related to the sale and delivery of goods to its customers  are  included  in  other  operating  expenses  in  the  statement  of operations.  Total shipping and handling costs were $29,965 and $0 for the years ended December 31, 2006 and 2005, respectively.

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

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$29,207,181	$20,074,038
Valuation allowance for deferred tax assets	(29,207,181)	(20,074,038)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2006, the Company had net operating loss carryforwards of approximately $29,207,181 or federal income tax purposes.  Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

 NOTE  2.  ACCOUNTS RECEIVABLE

As of December 31, 2006, accounts receivable is $0.00.

NOTE  3.  INVENTORY

The finished boat inventory of $1,476,023 consists of twenty boats, fifteen of which are performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders.  The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006.  The terminations were in part, due to a lack of performance under the contracts and as a result, the Company had to book sales returns from Wayton Marine International.  Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period.   The Company built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, the Company was not able to ship the boats to the customers as a result of non-payment.  The Company is actively working to establish a national dealer network through which their product will be sold.

The inventory also consists of three performance and sport boats manufactured for display and sale at the Fall/Winter 2006 and early 2007 trade boat shows.  The inventory also consists of a SV-42 sport boat purchased through Marine Holdings, Inc. in 2005 for $250,000.  This item is intended for resale and is carried on the financial statements at $54,000, after a write-down of $196,000 in 2006.  After an evaluation by the Company, it was determined that the value of the boat is $54,000. This boat was subsequently sold in March 2007.

The $85,059 at December 31, 2006 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $114,528 at December 31, 2006 consists of Challenger boats in various stages of the manufacturing process.  One boat was built to fulfill a customer order for Wayton Marine, and is ready for shipment upon completion.  Three boats are being built for upcoming boat shows.

The $141,003 at December 31, 2006 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

As of December 31, 2006, inventory consists of the following:

Finished boats	$1,476,023
Trailers	85,059
Parts	141,003
Work-in-process	114,528

$1,816,613

NOTE  4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005

Machinery & equipment	$194,124	$7,606
Building & land	990,021	-
Boat Molds	602,203	-
Autos & trucks	69,000	-
Trailers for yard use	26,129	-
Furniture and fixtures	11,070	-
Demonstration boat	-	30,452
Leasehold improvements	246,284	25,395
	$2,138,831	$63,453
Less accumulated depreciation and amortization	(477,161)	(2,168)

	$1,661,670	$61,285

NOTE  5.  ADVANCES TO MARINE HOLDINGS, INC.

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

NOTE  6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2006 consist of the following:

Accounts payable	$294,244
Accrued interest	1,087,869
Accrued salaries	49,421
Accrued vacations	31,931

$1,463,465

NOTE  7.  CONVERTIBLE DEBENTURES AND PROMISSORY NOTES WITH RELATED PARTIES

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

On February 18, 2004, the Company entered into an investment agreement with eFund Capital Partners, LLC for $28,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading  days prior to closing.

On October 18, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II, L.P, for $20,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the  thirty trading days prior to closing.

On October 18, 2004, the Company entered into an investment agreement with eFund Capital Partners, LLC for $18,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading  days prior to closing.

On December 23, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II, L.P, for $240,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty  trading days prior to closing.

On January 3, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, L.P, in the amount of $240,000, at a discount of $40,000.  The debenture has an 8% interest rate and is due and payable January 3, 2010.  The  purchaser  of  the  convertible  debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price of the common  stock  during  the  fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 240,000 shares of common stock at $0.15 per share.  The warrant has a term of five years.

On March 8, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000.   The debenture has an 8% interest rate and is due and payable March 8, 2010.  The  purchaser  of  the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser  of  (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for  the  twenty  trading  days  immediately  preceding  the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 120,000 shares of common stock at $0.15 per share.  The warrant has a term of five years.

On March 10, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000.  The debenture has an 8% interest rate and is due and payable March 10, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On March 18, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000.   The debenture has an 8% interest rate and is due and payable March 10, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 60,000 shares of common stock at $0.15 per share. The warrant has a term of five years.

On April 18, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $84,000, at a discount of $14,000.   The debenture has an 8% interest rate and is due and payable April 18, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, we issued a warrant to Dutchess Private Equities Fund, LP to purchase 84,000 shares of common stock at $0.35 per share.  The warrant has a term of five years.

On May 5, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has an 8% interest rate and is due and payable May 5, 2010.  The purchaser  of  the convertible debentures is entitled to convert the face amount of  the  debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the  Conversion  Date  or  (ii)  100%  of the average closing bid prices for the twenty  trading  days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 192,000 shares of common stock at $0.22 per share.  The warrant has a term of five years.

On May 13, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has an 8% interest rate and is due and payable May 13, 2010.  The  purchaser  of  the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser  of  (i)  75%  of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for  the  twenty  trading  days  immediately  preceding  the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $0.20 per share.  The warrant has a term of five years.

On May 18, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $101,817, at a discount of $26,817.  The debenture has an 8% interest rate and is due and payable May 18, 2010.  The  purchaser  of  the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser  of  (i)  75%  of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for  the  twenty  trading  days  immediately  preceding  the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 101,817 shares of common stock at $0.20 per share.  The warrant has a term of five years.

On May 20, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable May 20, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of  the  debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 120,000 shares of common stock at $0.20 per share. The warrant has a term of five years.

On June 16, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $30,000.  The debenture has an 8% interest rate and is due and payable June 16, 2010.  The  purchaser  of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days  prior  to  the  Conversion  Date  or  (ii)  fifteen  cents  per  share.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, II, LP, to purchase 240,000 shares of common stock at $0.16 per share.  The warrant has a term of five years.

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $28,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $0.12 per share.  The warrant has a term of five years.

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of  the  debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the  Conversion Date or (ii) fifteen cents ($.15) per share.

In connection with the above financing, the Company issued a warrant to eFund to purchase 72,000 shares of common stock at $0.12 per share. The warrant has a term of five years.

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was due on December 21, 2005.  The Note carries a discounted amount of $10,000.   During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $120,000.  The Note was extended and is due and payable.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was due on January 5, 2006.  The Note carries a discounted amount of $24,000.  During the year ended December 31, 2006, $0.00  of  this  Note was repaid, and the balance at December 31, 2006 is $144,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was due on August 22, 2006.  The Note carries a discounted amount of $30,000.  During the year ended December 31, 2006, $0.00 of  this  Note was repaid, and the balance at December 31, 2006 is $180,000.  The Note was extended and is due and payable with thirty days notice from  Dutchess  Private  Equities  Fund,  LP.

On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and was due on September 1, 2006.  The Note carries a discounted amount of $12,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $72,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was due on September 7, 2006.  The Note carries a discounted amount of $18,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $108,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was due on September 15, 2006.  The Note carries a discounted amount of $33,500.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $201,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was due on September 22, 2006.  The note carries a discounted amount of $26,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $158,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was due on September 30, 2006.  The Note carries a discounted amount of $39,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $236,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was due on October 7, 2006.  The Note carries a discounted amount of $37,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $222,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was due on October 14, 2006.  The Note carries a discounted amount of $32,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $192,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On November 1, 2005, the Company entered into a twelve month consulting agreement with Dutchess Advisors, LLC.  In connection with the consulting agreement, we entered into a Convertible Debenture Agreement with Dutchess Advisors, LLC, in the amount of $500,000, at a discount of $497,000.  The debenture has a 5% interest rate and is due and payable November 1, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest  into  the Company’s common stock at the lesser of (I) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of  the  average  closing  bid  prices  for  the  five  trading days immediately preceding  the  Closing  Date  of  the  Transaction.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was due on November 1, 2006.  The note carries a discounted amount of $26,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $156,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on November 9, 2006.  The note carries a discounted amount of $36,000.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000.  The Note carries an interest rate of 0% per year and was due on November 22, 2006.  The Note carries a discounted amount of $10,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP. During the year ended December 31, 2006, $42,666 of this Note was repaid, and the balance at December 31, 2006 is $0.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on December 6, 2006.  The Note carries a discounted amount of $36,000.  During the year ended December31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The Note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $302,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The Note carries an interest rate of 0% per year and is due on July 27, 2006.  The Note carries a discounted amount of $9,875.63.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $59,253.82.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On February 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable February 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents ($.10).

On February 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents ($.10). During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at December 31, 2006 is $0.00.

On February 10, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08). During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at December 31, 2006 is $149,000.

On February 14, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08).

On February 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000.  The debenture has a 10% interest rate and is due and payable February 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08).

On February 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000.  The debenture has a 10% interest rate and is due and payable February 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08).

On February 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000.  The debenture has a 10% interest rate and is due and payable February 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08). During the year ended December 31, 2006, $150,690 of this Note was repaid, and the balance at December 31, 2006 is $83,310.

On March 2, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08).

On March 9, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($.08).

On April 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600.  The debenture has a 10% interest rate and is due and payable April 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents ($0.08).

On April 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000.  The debenture has a 10% interest rate and is due and payable April 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents ($0.08).

On May 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000.  The debenture has a 10% interest rate and is due and payable May 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents ($0.08).

On May 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $492,000, at a discount of $82,000.  The debenture has a 10% interest rate and is due and payable May 17, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents ($0.08).

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. During the year ended December 31, 2006, $0.00 of this Agreement was repaid, and the balance at December 31, 2006 is $695,000.  The Agreement was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On May 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $168,000, at a discount of $28,000.  The debenture has a 10% interest rate and is due and payable May 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents ($0.08).

On June 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents ($0.06). During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at December 31, 2006 is $154,198.

On June 15, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $72,000, at a discount of $12,000.  The debenture has a 10% interest rate and is due and payable June 15, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents ($0.06).

On June 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable June 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On June 23, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $156,000, at a discount of $26,000.  The debenture has a 10% interest rate and is due and payable June 23, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On July 5, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable July 5, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On July 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable July 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On July 21, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000.  The debenture has a 10% interest rate and is due and payable July 21, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents ($0.05).

On August 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000.  The debenture has a 10% interest rate and is due and payable August 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of four cents ($0.04).

On August 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable August 17, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On August 30, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600.  The debenture has a 10% interest rate and is due and payable August 30, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On September 12, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $324,000, at a discount of $54,000.  The debenture has a 10% interest rate and is due and payable September 12, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $446,400, at a discount of $74,400.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On October 11, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600.  The debenture has a 10% interest rate and is due and payable October 11, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On October 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600.  The debenture has a 10% interest rate and is due and payable October 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On November 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $243,600, at a discount of $40,600.  The debenture has a 10% interest rate and is due and payable November 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On November 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $208,800, at a discount of $34,800.  The debenture has a 10% interest rate and is due and payable November 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On December 6, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $204,000, at a discount of $34,000.  The debenture has a 10% interest rate and is due and payable December 6, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On December 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable December 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents ($0.03).

On June 7, 2006, the Company entered into an agreement relating to convertible promissory notes held by individual investors whereby the promissory notes are extended for a period of one year.  In consideration of the extension, the investors retain all rights and warrants from the prior notes and gain the additional right of a 50% conversion option, which may be exercised at any time during the second term, including the maturity date.  The 50% conversation would be at a discount to the public selling price of the stock on the date the Company is notified of the investor’s intention.  The Company agrees to repay the principal and 40% simple interest at the maturity date or convert the note into common stock at $0.10 per share at anytime during the extended term, regardless of the public selling price.

As of June 7, 2006, the following individual investors held promissory notes in the amount described below.

NAME	AMOUNT RECEIVED	DEPOSIT DATE
Patrick Connelly	$50,000.00	05/27/2004
Jan Pusch	$50,000.00	07/01/2004
Patrick Connelly	$10,000.00	07/02/2004
Patrick Connelly	$10,000.00	04/14/2005
Ronald Feldman	$20,000.00	05/06/2005
Ronald Feldman	$4,000.00	05/06/2005
Raymond Champagne	$10,000.00	05/06/2005
Dennis Gerber	$20,000.00	05/23/2005
Sandra Walls	$10,000.00	06/08/2005
Mike Lochirco	$100,000.00	06/17/2005
John Layne	$20,000.00	07/20/2005
Gerald Treichel	$10,000.00	08/05/2005
Thomas Lutz	$10,000.00	09/30/2005
Arnold Kramer	$6,000.00	10/20/2005

On August 17, 2006, the Company issued 1,000,000 shares of common stock to Dennis Gerber in conjunction with his promissory note extension and conversion option.

On November 22, 2006, the Company issued 1,600,000 shares of common stock to Ronald Feldman in onjunction with his promissory note extension and conversion option.

On December 13, 2006, the Company issued 333,333 shares of common stock to Raymond Champagne in conjunction with his promissory note extension and conversion option.

On June 26, 2006, the Company repaid a $100,000 promissory note plus $20,000 interest to Michael Lochirco.

On October 17, 2006, the Company repaid a $10,000 promissory note plus $2,000 interest to Thomas Lutz.

Amortization  of  the  debt discount on all convertible debentures, warrants and promissory  notes  amounted to $707,624 and $246,998 for the years ended December 31, 2006 and 2005, and is included in interest expense  on  the  consolidated  statement  of operations.  Beneficial conversion feature  expense  relating  to  the  convertible  debentures and warrants issued during  the year ended December 31, 2006 amounted to $0 and is included in interest  expense  on  the  consolidated  statement  of  operations.

NOTE  8.  NOTES PAYABLE

At December 31, 2006, the Company had fifteen short term Notes Payable with Sun Security Bank totaling $1,090,780, secured by Challenger boats–in-process and completed boats in inventory.  The notes bear interest at a rate of U.S .Bank Prime Rate plus 2.0%, with an interest rate floor of 7.0%.  The individual notes are due and payable upon the sale of the boat securing the note.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The note bears interest at a rate of US Bank Prime Rate plus 1.0% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank.  As of December 31, 2006, the Note Payable carries a principal balance of $2,834,511.

On March 28, 2006, the Company entered into a $16,088.50 long-term Note Payable with Bank of Washington. The Note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of December 31, 2006, the unpaid balance on the note is $12,355.67.

NOTE  9.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On August 17, 2006, Mike Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  The Company filed our Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  The Company furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  The Company is seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of its securities owned by Mr. Thomas, forfeiture to the Company of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of our counterclaims for failure to state a claim.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  The Company responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  The Company then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  The Company filed its First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, the Company either performed, tendered performance, or was excused from performing all of its contractual obligations.  The Company are seeking recovery of all attorneys’ fees.

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  The Company filed its Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  The Company furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortuous interference, civil conspiracy and racketeering.  The Company is seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying the Company’s claims for relief, and filing a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.

On December 14, 2006, the Company filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against Barrett Evans, a former member of the board of directors, asserting claims for damages for breach of fiduciary duty, breach of contract, unjust enrichment, civil conspiracy and racketeering. The Company is seeking more than $25,000 in actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of the Company owned by Mr. Evans, forfeiture to the Company of all profits and gains resulting from his conduct, as well as all attorneys’ fees and costs.

The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  The Company filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.

On December 29, 2006, the Company filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, the former Chief Executive Officer of Challenger Powerboats, Inc., and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. The Company is seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of the Company owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against the Company for breach of release and breach of contract.  Mr. Ryan and Ms. Fox also filed a Motion to Dismiss for Failure to State a Claim on March 19, 2007.

The Company may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on its operations or finances. Other than the litigation described above, the Company is not aware of any pending or threatened litigation against the Company or its officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE  10.  CAPITAL STOCK TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On September 26, 2003, the Company’s Board of Directors declared a  100-for-1  reverse  stock  split  of  outstanding  common  stock payable at September  26,  2003  and  amended the articles of incorporation to increase the authorized capital shares to 100,000,000. On January 30, 2004, the Company’s Board of Directors declared a 10-for-1 reverse split of the outstanding common stock payable at January 30, 2004.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

During the year ended December 31, 2006, the following common stock transactions were made:

On February 1, 2006, the Company issued 1,000,000 shares of common stock valued at $110,000 to Market Pulse for investor relation consulting services.  The shares were accounted for as consulting expense.

On February 1, 2006, the Company issued 750,000 shares of common stock valued at $82,500 to Seacoast Financial for investor relation consulting services.  The shares were accounted for as consulting expense.

On February 27, 2006, the Company issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On March 3, 2006, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On April 10, 2006, the Company issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On June 7, 2006, the Company issued 8,037,911 shares of common stock valued at $643,033 to Dutchess Private Equities Fund, LP in conjunction with their investment in the Company.  The shares were accounted for as interest expense.

On June 7, 2006, the Company issued 12,592,360 shares of common stock valued at $1,007,389 to Dutchess Private Equities Fund, II, LP in conjunction with their investment in the Company.  The shares were accounted for as interest expense.

On June 20, 2006, the Company issued 30,000 shares of common stock to an employee of the Company as compensation valued at $1,500.

On June 20, 2006, the Company issued 30,000 shares of common stock to another employee of the Company as compensation valued at $1,500.

On June 20, 2006, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On August 17, 2006, the Company issued 1,000,000 shares of common stock to Dennis Gerber in conjunction with his promissory note extension and conversion option.

On August 18, 2006, the Company issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their August 17, 2006, investment in the Company.  The shares were accounted for as interest expense.

On August 30, 2006, the Company issued 250,000 shares of common stock valued at $7,500 to Dutchess Private Equities Fund, LP in conjunction with their August 30, 2006, investment in the Company.  The shares were accounted for as interest expense.

On September 5, 2006, the Company issued 500,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On September 6, 2006, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On September 8, 2006, the Company issued 1,100,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On September 8, 2006, the Company issued 500,000 shares of common stock valued at $20,000 to TRG Group, LLC for investor relation consulting services.  The shares were accounted for as investor relation expense.

On September 18, 2006, the Company issued 250,000 shares of common stock valued at $7,500 to Dutchess Private Equities Fund, II, LP in conjunction with their September 12, 2006, investment in the Company.  The shares were accounted for as interest expense.

On September 29, 2006, the Company issued 300,000 shares of common stock valued at $12,000 to Dutchess Private Equities Fund, II, LP in conjunction with their September 26, 2006, investment in the Company.  The shares were accounted for as interest expense.

On September 29, 2006, the Company issued 300,000 shares of common stock valued at $12,000 to Dutchess Private Equities Fund, LP in conjunction with their September 26, 2006, investment in the Company.  The shares were accounted for as interest expense.

On October 12, 2006, the Company issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their October 11, 2006, investment in the Company.  The shares were accounted for as interest expense.

On October 25, 2006, the Company issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their October 24, 2006, investment in the Company.  The shares were accounted for as interest expense.

On November 2, 2006, the Company rescinded 557,275 shares of common stock valued at $22,291 which had been issued to Ronald DiBartolo on March 7, 2005 at a value of $83,591 for marketing services.  The adjustment was made against marketing expense, which is where the original expense was recorded in 2005.

On November 13, 2006, the Company issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their November 7, 2006, investment in the Company.  The shares were accounted for as interest expense.

On November 22, 2006, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds for all shares were applied as payments against promissory notes and debentures with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP.

On November 22, 2006, the Company issued 1,600,000 shares of common stock to Ronald Feldman in conjunction with his promissory note extension and conversion option.

On December 13, 2006, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of December 31, 2006, proceeds from 118,294 shares were applied as payment against the February 28, 2006 promissory note with Dutchess Private Equities Fund, LP.  The Company received $113,886 in cash proceeds for the remaining 881,706 shares on February 8, 2007 and February 16, 2007.

On December 13, 2006, the Company issued 333,333 shares of common stock to Raymond Champagne in conjunction with his promissory note extension and conversion option.

On December 13, 2006, the Company issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their November 20, 2006, investment in the Company.  The shares were accounted for as interest expense.

NOTE  11.  RENTS

No rent was paid by the Company in 2006.  The Company occupies office and manufacturing space at the manufacturing facility in Washington, Missouri, which is owned by the Company.  Effective Jan 1, 2007, the Company rents a manufacturing facility in Fargo, North Dakota,   This facility is used for production of the IMAR Group, LLC product.

NOTE  12.  SUBSEQUENT EVENTS

On January 3, 2007, the Company issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund in conjunction with their December 6, 2006, investment in the Company.  The shares were accounted for as interest expense.

On January 29, 2007, the Company issued 600,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their December 28, 2006 and January 23, 2007, investment in the Company.  The shares were accounted for as interest expense.

On January 23, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($.03).

On January 25, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($.03).

On January 29, 2007, with an effective date of January 1, 2007, the Company acquired one-hundred percent of the total outstanding shares of International Marine and Recreation (“IMAR”) Group, LLC and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, the Company paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at the Company’s 80,000 square foot leased facility in Fargo, North Dakota.

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 3,000,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment shall be due on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company haves full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Notes if it fails to make a payment under the Notes when due, if the Company fails to perform under the Notes or any related agreement, a receiver is appointed for the Company or the its guarantor's property, an assignment is made for the benefit of the Company or the Company’s guarantor's creditors, a proceeding is commenced by or against the Company or its guarantor in Bankruptcy, if the Company fails to perform under the Agreement of Purchase and Sale, or if the Company ceases all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event the Company defaults under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

As part of the Agreement of Purchase and Sale, the Company agreed to guaranty the $275,000 Mercury Marine and a GE letter of credit with State Bank of Fargo. This letter of credit is further secured, along with the Notes issued under the Agreement of Purchase and Sale, by the Guarantee Agreement with Dutchess.

Through IMAR Group, LLC, the Company’s recently acquired wholly-owned subsidiary, the Company entered into an Asset and Technology Acquisition Agreement with Mark Overbye and Gekko Sports Corporation on January 30, 2007. The Company acquired the ownership rights, title and interests in the assets and technology of Gekko Sports Corporation, including patents, trademarks, trade names, trade secrets and goodwill ("Assets and Technology").

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment will be due on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

The Company also agreed to issue Mr. Overbye 625,000 shares of its restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 125,000 shares of its common stock at a strike price of $0.15 and 125,000 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the warrants is subject to the Leak-Out Agreement.

In addition, the Company entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement the Company agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of the Company’s Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent (5%) of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by the Company’s Chief Executive Officer and our Board of Directors. The metrics are to be mutually agreed upon by our Board of Directors, the Company’s Chief Executive Officer and Mr. Overbye.

The Promissory Note of $670,000 under the Asset and Technology Acquisition Agreement, as well as each debt, liability and obligation which IMAR Group or Challenger Powerboats may now or at any time hereafter owe to Overbye or Gekko Sports Corporation pursuant to such Asset and Technology Acquisition Agreement, is secured pursuant to a Security Agreement entered into on January 29, 2007 between IMAR Group and Challenger Powerboats on one hand and Mark Overbye and Gekko Sports Corporation on the other hand. Under the terms of the Security Agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to the Company and its subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

As described above, in connection with the acquisition of IMAR and the Assets and Technology of Gekko, the Company issued warrants to purchase 125,000 shares of common stock at a strike price of $0.15 and warrants to purchase 125,000 shares of common stock at a strike price of $0.20.

On February 5, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($.03).

On February 12, 2007, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, the Company issued 3,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, the Company issued 600,000 shares of common stock valued at $66,000 to Michael Bullinger in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 600,000 shares of common stock valued at $66,000 to Charles Crary in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 600,000 shares of common stock valued at $66,000 to Howard Dahl in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 600,000 shares of common stock valued at $66,000 to Thomas Shorma in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 600,000 shares of common stock valued at $66,000 to William Schlossman, Jr. in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 3,100,000 shares of common stock valued at $341,000 to Pacific Shores Investments for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, the Company issued 750,000 shares of common stock valued at $82,500 to Seacoast Advisors, LTD for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, the Company issued 375,000 shares of common stock valued at $41,250 to OTC Alerts, LLC for investor relation services.  The shares were accounted for as investor relations expense.

On February 27, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($.03).

On February 28, 2007, the Company issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their January 25, 2007 and February 6, 2007, investment in the Company.  The shares were accounted for as interest expense.

In February 2007, the Company received funds totaling $113,886 as payment for stock subscription agreements entered into during December 2006.  See footnote 10 to these financial statements for further information.

On March 26, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $180,000.  The financing agreement has a 3.0% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.

In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On March 26, 2007, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, LTD, in the amount of $120,000.  The factoring agreement has a 3.0% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On April 3, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $150,000.  The financing agreement has a 3.0% monthly interest rate and is due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On April 6, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($.03).

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (Fll’J 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS AND PROCEDURES

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

ITEM  8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The  following  table  sets  forth  the  name,  age,  positions,  and offices or employments for  the  past five years as of December 31, 2006, of our executive officers  and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

NAME	AGE	POSITION

Laurie Phillips	38	Chief Executive Officer and Chief Financial Officer
Jack Clark	58	Chief Operations Officer
Michael Novielli	41	Director, Chairman
Douglas Leighton	37	Director
Theodore Smith	29	Director, Secretary
Kevin Ryan	35	(former) Chief Exececutive Officer and Director
Barrett Evans	34	(former) Director, Treasurer

LAURIE PHILLIPS has been our Chief Executive Officer since May 10, 2006, and our Chief Financial Officer since May 17, 2005. Prior to joining us, Ms. Phillips worked for twelve years at Ace Electric in Columbus, Kansas, holding various positions in the Accounting department, including Chief Financial Officer  /  Controller  from  1997-2001, and Vice President and General Manager  from  2001 through February 2005. Ms. Phillips received her Bachelor of Business Administration degree from Pittsburg State University in Pittsburg, Kansas with a major in Accounting. She also holds a certified public accountant certificate.

JACK CLARK has been our Chief Operating Officer since September 6, 2006.  Mr. Clark served as Fountain Powerboat's Chief Operating Officer from 2002 to 2005 and has spent the last forty years in the marine industry.  Mr. Clark has held executive positions with Glastron-Carlson, Donzi, Victory Performance and Fountain Powerboats which required budgeting oversight, as well as oversight of multiple departments and multiple plant locations using the philosophy and tools of Lean Manufacturing. Mr. Clark received her Bachelor of Science degree from Mount Olive College in Mount Olive, North Carolina.

MICHAEL A. NOVIELLI has served as our director since January 7, 2004. Mr.Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess Private Equities Fund, LP has invested, in areas of business development, legal, accounting and regulatory compliance.  Prior  to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 40 year-old, full service investor relations firm, where he consulted with  publicly-traded  companies  on  areas of finance and business development. Prior to joining Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent NASD registered broker-dealer.  Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held Series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

DOUGLAS LEIGHTON has served as our director since January 7, 2004. Mr. Leighton is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC.  A co-founder of Dutchess in 1996, Mr. Leighton oversees trading and portfolio risk management of investments made on behalf of Dutchess Private Equities Fund, LP.  Prior to co-founding Dutchess, Mr. Leighton was founder and president of Boston-based Beacon Capital from 1990-1996, which engaged in money management.  Mr. Leighton holds a BS/BA in Economics and Finance from the University of Hartford.

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

KEVIN RYAN served as our Chief Executive Officer and Director from October 1, 2003 until May 10, 2006. Prior to taking on these responsibilities, Mr. Ryan played an integral role in acquiring the boat assets from our former parent company. As a major investor in Sonic Jet Performance, Inc. he was involved with the Company since 2001 and had a broad understanding of the boating, fire and rescue industry, having also guided us in our overall business strategy. Mr. Ryan gained experience with federal grants, having helped Sonic Jet Performance secure a government contract with the United States Army in 2003.

Prior to joining Challenger Powerboats, in 2003 Mr. Ryan worked as a venture capitalist with eFund Capital Partners, LLC since 1999.  While with eFund, he was instrumental in funding several start-up companies as well as assisting these companies with overall business strategy. In 1998, Mr. Ryan earned his Series 7,  Series  63  and  Life and Disability licenses while working as a financial consultant  for  WM  Financial  Services,  before  moving  on to eFund. Mr. Ryan received his Bachelor's degree from the University of Southern California, with an emphasis in entrepreneurship, management, sales and marketing.

BARRETT EVANS served as our director from January 7, 2004 through June 7, 2006 and served as our Interim Chief Financial Officer between January 7, 2003 and May 15, 2005.  Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank.  At Cruttenden, Mr. Evans developed significant relationships with institutional investors.  Additionally, Mr. Evans was engaged  in all facets of investment banking  from  private  debt  and  equity financing to Initial Public Offerings, retail  brokerage  and  institutional  trading,  Mezzanine  financing and bridge capital.

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

EMPLOYMENT AGREEMENTS

We have a two-year employment agreement with Jack Clark, our Chief Operations Officer, on a monthly salary of $9,000.  Mr. Clark will be eligible for an annual cash bonus of up to 40% of his annual salary. After employment of two years, Mr. Clark will also be eligible for a one time bonus of up to 10% of our outstanding shares of common stock. We will reimburse Mr. Clark for relocation expenses up to $15,000.

BOARD OF DIRECTORS

We currently have three members on our Board of Directors, who are elected to annual terms and until their successors are elected and qualified or until his resignation or removal by the board. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee.  As of December 31, 2006, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(3)of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section  16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than ten percent of our common  stock,  to  file  initial reports of ownership and reports of changes in ownership  with  the  Securities  and  Exchange  Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2006.

We believe that all Section 16(a) filing requirements applicable to the executive officers, directors and greater-than-ten percent beneficial owners were complied with.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is filed with our Report on Form 10-KSB for the period ending December 31, 2003 as Exhibit 14.1.

PROCEDURE FOR NOMINATING DIRECTORS

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to the company's business and meet the needs of the company and the board.  The board does not currently consider recommendations from shareholders for candidates for director.

ITEM  10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to (1) our current Chief Executive Officer and (2) our former Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during 2006.  Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary $	Dollar Value of total compensation for the covered fiscal year $
(a)	(b)	(c)	(j)
Laurie Phillips	2006	$120,966 (4)	$120,966
Chief Executive Officer and Chief Financial Officer	2005	-0-	$0.00
Kevin Ryan	2006	$70,000 (2)	$70,000
Chief Executive Officer and Director (3)	2005	$120,000 (1)	$120,000

(1)   Mr. Ryan was paid $10,000 per month per his employment agreement with the Company.

(2)   Mr. Ryan was paid under his agreements with the Company through June 30, 2006.

(3)   Mr. Ryan ceased to serve as our Chief Executive Officer and Director on June 30, 2006.

(4)  As of May 10, 2006, Laurie Phillips, appointed Chief Executive Officer of our Company, agreed to be paid $11,250 per month.  Prior to May 10, 2006, Ms. Phillips received $8,000 per month for compensation as Chief Financial Officer of the Company.

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

LAURIE PHILLIPS

As of May 10, 2006, we have an employment agreement with Laurie Phillips, our Chief Executive Officer, on a monthly salary of $11,250.  Ms. Phillips will be eligible for an annual cash bonus of up to 50% of her annual salary. After May 10, 2008, Ms. Phillips will also be eligible for a one time bonus of up to 20% of our outstanding shares of common stock.

KEVIN RYAN

At March 1, 2006, we entered into an employment agreement with Kevin Ryan as our Chief Executive Officer.  Mr. Ryan received a monthly salary of $12,500 under the terms of the agreement until his resignation on May 10, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

No equity awards issued to any of our named executive officers are outstanding on December 31, 2006.

DIRECTOR COMPENSATION

We do not have a formal plan to compensate our directors.  Our directors did not receive any compensation for their services in 2006.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 7, 2007 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

The number of shares of common stock issued and outstanding as of March 7, 2007 was 68,058,524 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on as of March 7, 2007, plus shares of common stock subject to options and warrants held by such person on March 7, 2007 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percent of Class (1)
Michael Novielli (2) 1110 Rt. 55, Suite 206, LaGrangeville, NY 12540	412,634,406	90.9%
Douglas Leighton (3) 50 Commonwealth Ave, Suite 2 Boston, MA 02116	412,634,406	90.9%
Dutchess Private Equities Fund, LP (4) 50 Commonwealth Ave, Suite 2 Boston, MA 02116	223,570,528	79.8%
Dutchess Private Equities Fund, II, LP (5) 50 Commonwealth Ave, Suite 2 Boston, MA 02116	186,789,527	77.3%
Laurie Phillips 300 Westlink Drive, Washington, MO 63090	- 0 -	*
Jack Clark 300 Westlink Drive, Washington, MO 63090	- 0 -	*
Theodore Smith 50 Commonwealth Ave, Suite 2 Boston, MA 02116	- 0 -	*
Barrett Evans (6) 301 East Ocean Blvd., Suite 640, Long Beach, CA 90802	5,975,540	8.5%
eFund Small-Cap. Fund LP (7) 301 East Ocean Blvd, Suite 640 Long Beach, CA 90802	5,652,460	8.0%
eFund Capital Partners, LLC (8) 301 East Ocean Blvd, Suite 640 Long Beach, CA 90802	5,973,273	8.5%
All directors and current executive officers as a group (5 persons)	412,679,656	90.9%

* Less than 1%

(1)

The number of shares issued and outstanding on March 7, 2007 was 68,058,524 shares.

(2)   Mr. Novielli is a member of our board of directors.  The total number of shares Mr. Novielli beneficially owns is comprised of 45,250 shares owned by Mr. Novielli which he has sole voting and dispositive power of, 11,384,711 shares owned by Dutchess Private Equities Fund, LP, 13,142,360 shares owned by Dutchess Private Equities Fund, II, LP, 2,229,101 shares owned by Dutchess Advisors, LLC, 212,185,817 shares issuable within 60 days to Dutchess Private Equities Fund, LP pursuant to convertible debentures and 173,647,167 shares issuable within 60 days to Dutchess Private Equities Fund, II, LP pursuant to convertible debentures. Mr. Novielli is a managing member of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund, II, LP, and Dutchess Advisors, LLC.

 (3)

Mr. Leighton is a member of our board of directors.  The total number of shares Mr. Leighton beneficially owns is comprised of 45,250 shares owned by Mr. Leighton which he has sole voting and dispositive power of, 11,384,711 shares owned by Dutchess Private Equities Fund, LP, 13,142,360 shares owned by Dutchess Private Equities Fund, II, LP, 2,229,101 shares owned by Dutchess Advisors, LLC, 212,185,817 shares issuable within 60 days to Dutchess Private Equities Fund, LP pursuant to convertible debentures and 173,647,167 shares issuable within 60 days to Dutchess Private Equities Fund II, LP pursuant to convertible debentures. Mr. Leighton is a managing member of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund, II, LP, and Dutchess Advisors, LLC.

(4)

Dutchess Private Equities Fund, LP, owns 11,384,711 shares and 212,185,817 shares issuable to Dutchess Private Equities Fund, LP within 60 days pursuant to convertible debentures. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, LP, and have shared voting and dispositive power over the shares owned by Dutchess Private Equities Fund, LP.

(5)  Dutchess Private Equities Fund, II, LP owns 13,142,360 shares and 173,647,167 shares issuable to Dutchess Private Equities Fund II, LP within 60 days pursuant to convertible debentures. Mr. Leighton and Mr. Novielli are managing members of Dutchess Capital Management, LLC, which acts as general partner to Dutchess Private Equities Fund, II, LP, and have shared voting and dispositive power over the shares owned by Dutchess Private Equities Fund, II, LP.

(6)

The total number of shares Mr, Evans beneficially owns is comprised of 2,267 shares which he obtained pursuant to our Non-Employee Director and Consulting Plan., 320,813 shares owned by eFund Capital Partners, LLC, and 3,172,460 shares owned by eFund Small Cap Fund, LP., 240,000 shares issuable within 60 days to eFund Small Cap Fund, LP pursuant to the exercise of warrants and 2,240,000 shares issuable within 60 days to eFund Small Cap Fund, LP pursuant to convertible debentures. Mr. Evans is the managing member of eFund Capital Partners, LLC, and eFund Capital Partners, LLC is the managing partner of eFund Small-Cap Fund, LP. In preparing the information regarding Mr. Evans’ beneficial ownership, we relied on his Schedule 13D filed with the Securities and Exchange Commission on February 6, 2007.

(7)   eFund Small Cap Fund, LP owns 3,172,460 shares of common stock, 240,000 shares of common stock issuable within 60 days pursuant to the exercise of warrants and 2,240,000 shares of common stock issuable within 60 days pursuant to convertible debentures. eFund Small Cap Fund, LP is controlled by Barrett Evans. eFund Capital Partners, LLC is the managing partner of eFund Small Cap Fund, LP and Mr. Evans is the managing member of eFund Capital Partners, LLC.   In preparing the information regarding the beneficial ownership of eFund Small Cap Fund LP, we relied on Mr. Evans’ Schedule 13D filed with the Securities and Exchange Commission on February 6, 2007.

(8)   eFund Capital Partners, LLC owns 320,813 shares of common stock.   eFund Capital Partners, LLC is also the managing partner of eFund Small Cap Fund, LP which owns 3,172,460 shares of common stock. Furthermore, eFund Small Cap Fund, LP has the right to acquire 240,000 shares of common stock through the exercise of warrants and can also obtain 2,240,000 shares of common stock through the conversion of convertible debentures.  Mr. Evans is the managing member of eFund Capital Partners, LLC. In preparing the information regarding the beneficial ownership of eFund Capital Partners LLC, we relied on Mr. Evans’ Schedule 13D filed with the Securities and Exchange Commission on February 6, 2007.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 3, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The note carries an interest rate of 0% per year and is due on January 3, 2011.  The note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $302,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 27, 2006, we issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The note carries an interest rate of 0% per year and was due on July 27, 2006.  The note carries a discounted amount of $9,875.63.  During the year ended December 31, 2006, $0.00 of this Note was repaid, and the balance at December 31, 2006 is $59,253.82.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On February 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable February 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.10.

On February 3, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.10. During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at December 31, 2006 is $0.00.

On February 10, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08. During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at December 31, 2006 is $149,000.

On February 14, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On February 22, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000.  The debenture has a 10% interest rate and is due and payable February 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On February 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000.  The debenture has a 10% interest rate and is due and payable February 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

On February 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000.  The debenture has a 10% interest rate and is due and payable February 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08. During the year ended December 31, 2006, $150,690 of this Note was repaid, and the balance at December 31, 2006 is $83,310.

On March 2, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $.008.

On March 9, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.08.

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

On May 17, 2006, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. During the year ended December 31, 2006, $0.00 of this Agreement was repaid, and the balance at December 31, 2006 is $695,000.  The Agreement was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

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

On June 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents ($0.06). During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at December 31, 2006 is $154,198.

On June 7, 2006, we issued 8,037,911 shares of common stock valued at $643,033 to Dutchess Private Equities Fund, LP in conjunction with their investment in our Company.  The shares were accounted for as interest expense.

On June 7, 2006, we issued 12,592,360 shares of common stock valued at $1,007,389 to Dutchess Private Equities Fund, II, LP in conjunction with their investment in our Company.  The shares were accounted for as interest expense.

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

On August 1, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000.  The debenture has a 10% interest rate and is due and payable August 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.04.

On August 17, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable August 17, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On August 18, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their August 17, 2006, investment in our Company.  The shares were accounted for as interest expense.

On August 30, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600.  The debenture has a 10% interest rate and is due and payable August 30, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On August 30, 2006, we issued 250,000 shares of common stock valued at $7,500 to Dutchess Private Equities Fund, LP in conjunction with their August 30, 2006, investment in our Company.  The shares were accounted for as interest expense.

On September 12, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $324,000, at a discount of $54,000.  The debenture has a 10% interest rate and is due and payable September 12, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On September 18, 2006, we issued 250,000 shares of common stock valued at $7,500 to Dutchess Private Equities Fund, II, LP in conjunction with their September 12, 2006, investment in our Company.  The shares were accounted for as interest expense.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On September 26, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $446,400, at a discount of $74,400.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On September 29, 2006, we issued 300,000 shares of common stock valued at $12,000 to Dutchess Private Equities Fund, II, LP in conjunction with their September 26, 2006, investment in our Company.  The shares were accounted for as interest expense.

On September 29, 2006, we issued 300,000 shares of common stock valued at $12,000 to Dutchess Private Equities Fund, LP in conjunction with their September 26, 2006, investment in our Company.  The shares were accounted for as interest expense.

On October 11, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600.  The debenture has a 10% interest rate and is due and payable October 11, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On October 12, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their October 11, 2006, investment in our Company.  The shares were accounted for as interest expense.

On October 24, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600.  The debenture has a 10% interest rate and is due and payable October 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On October 25, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their October 24, 2006, investment in our Company.  The shares were accounted for as interest expense.

On November 7, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $243,600, at a discount of $40,600.  The debenture has a 10% interest rate and is due and payable November 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On November 13, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their November 7, 2006, investment in our Company.  The shares were accounted for as interest expense.

On November 20, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $208,800, at a discount of $34,800.  The debenture has a 10% interest rate and is due and payable November 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On December 6, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $204,000, at a discount of $34,000.  The debenture has a 10% interest rate and is due and payable December 6, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

On December 13, 2006, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund, LP in conjunction with their November 20, 2006, investment in our Company.  The shares were accounted for as interest expense.

On December 28, 2006, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable December 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of $0.03.

DIRECTOR INDEPENDENCE

During the year ended December 31, 2006, Michael Novielli, Douglas Leighton and Theodore Smith served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB.  The OTCBB does not require that a majority of the board be independent.

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

3.4

Certificate of Amendment to Articles of Incorporation, dated November 15, 2006 (included as Exhibit 3.1 to the Form 8-K filed November 21, 2006, and incorporated herein by reference).

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

4.12

Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated October 18, 2004 (included as Exhibit 4.3 to the Form 10-KSBfiled April 15, 2005, and incorporated herein by reference).

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

4.44

Promissory Note between the Company and Dutchess Private Equities Fund, II,L.P., dated August 19, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

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

4.52

Promissory Note between the Company and Dutchess Private Equities Fund, II,L.P., dated November 1, 2005 (included as Exhibit 4.52 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

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

4.56

Promissory Note between the Company and Dutchess Private Equities Fund, II,L.P., dated January 3, 2006 (included as Exhibit 4.56 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

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

4.75

Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated July 5, 2006 (included as Exhibit 4.75 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.76

Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated July 20, 2006 (included as Exhibit 4.76 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.77

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated July 21, 2006 (included as Exhibit 4.77 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.78

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated August 1, 2006 (included as Exhibit 4.78 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.79

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated August 17, 2006 (included as Exhibit 4.79 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.80

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated August 30, 2006 (included as Exhibit 4.80 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.81

Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 12, 2006 (included as Exhibit 4.81 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.82

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated September 26, 2006 (included as Exhibit 4.82 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.83

Debenture Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated September 26, 2006 (included as Exhibit 4.83 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.84

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 23, 2007 (filed herewith).

4.85

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 25, 2007 (filed herewith).

4.86

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated February 5, 2007 (filed herewith).

4.87

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated February 27, 2007 (filed herewith).

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

10.27

Agreement of Purchase and Sale between the Company and IMAR Group, LLC, dated January 30, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.28

Promissory Note among the Company and Mike Bullinger, Chuck Crary, Howard Dahl, Tom Shorma, and Bill Schlossman, dated January 29, 2007 (included as Exhibit 10.2 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.29

Promissory Note among the Company and Mike Bullinger, Chuck Crary, Howard Dahl, Tom Shorma, and Bill Schlossman, dated January 29, 2007 (included as Exhibit 10.3 to the Form 8-K filed February 7, 2007 and incorporated herein by eference).

10.30

Guaranty Agreement among the Company, Dutchess Private Equities Fund, Ltd. and Howard Dahl, Chuck Crary, Tom Shorma, William Schlossman, and Michael Bullinger, dated January 30, 2007 (included as Exhibit 10.4 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.31

Asset and Technology Acquisition Agreement between IMAR Group, LLC, and Mark Overbye and Gekko Sports Corporation, dated January 30, 2007 (included as Exhibit 10.5 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.32

Security Agreement between the Company and IMAR Group, LLC, and Mark Overbye and Gekko Sports Corporation, dated January 29, 2007 (included as Exhibit 10.6 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.33

Employment Agreement between the Company and Mark Overbye, dated January 1, 2007 (included as Exhibit 10.7 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.34

Leak-out Agreement between the Company and Mark Overbye, dated January 29, 2007 (included as Exhibit 10.8 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.35

Promissory Note between the Company and Mark Overbye, dated January 29, 2007 (included as Exhibit 10.9 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.36

Common Stock Purchase Warrant, dated January 28, 2007 (included as Exhibit 10.10 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.37

Common Stock Purchase Warrant, dated January 28, 2007 (included as Exhibit 10.11 to the Form 8-K filed February 7, 2007 and incorporated herein by reference).

10.38

International Sales Representation Agreement between the Company and Nautique International, Inc., dated December 7, 2006 (filed herewith).

14.1

Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1

List of Subsidiaries (filed herewith).

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Jaspers  +  Hall,  PC,  were  our  primary  auditors  for the fiscal years ended December  31,  2006, 2005  and  2004.  Beckstead and Watts, LLP performed the year-end audit  on  Form  10-KSB  for  the  year  ended  December  31,  2003.

AUDIT FEES

 For their year end audit and review of our Quarterly Reports on Form 10-QSB for 2005, Jaspers + Hall, PC, billed us a total of $18,958.  We estimate paying Jaspers + Hall, PC, $10,000 to complete the 2006 year end audit.

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

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, State of Missouri on the 16th day of April, 2007.

CHALLENGER POWERBOATS, INC.

By:	/s/ Laurie A. Phillips
Laurie A. Phillips
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Novielli	Chairman of the Board of Directors	April 16, 2007
Michael A. Novielli

/s/ Douglas H. Leighton	Director	April 16, 2007
Douglas H. Leighton

/s/ Theodore J. Smith	Director	April 16, 2007
Theodore J. Smith