Form 10QSB
period 2007-03-31
Challenger Powerboats, Inc.
filed 2007-05-21
CIK 1114908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-30914

CHALLENGER POWERBOATS, INC.
(Exact name of issuer as specified in its charter)

Nevada	88-0394012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Westlink Dr., Washington, MO	63090
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (636) 390-9000

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

Number of shares of the issuer’s common stock outstanding as of May 17, 2007: 71,508,579

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

CHALLENGER POWERBOATS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Challenger Powerboats, Inc.

We have reviewed the accompanying balance sheet of Challenger Powerboats, Inc. (the “Company”) as of  March 31, 2007 and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the three months ended March 31, 2007, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2007. These financial statements are the responsibility of the Company's management.

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

/s/Jaspers and Hall Jaspers + Hall, PC Denver, Colorado May 18, 2007

CHALLENGER POWERBOATS, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31	December 31,
ASSETS	2007	2006

CURRENT ASSETS
Cash	$71,889	$174,706
Accounts Receivable – Trade	237,946	-
Inventory – Boats in Progress	495,908	114,528
Inventory – Parts	875,354	141,003
Inventory – Trailers	105,701	85,059
Inventory – Complete Boats	1,569,082	1,476,023
Other Current Assets	97,835	489
TOTAL CURRENT ASSETS	3,143,880	1,991,808

PROPERTY AND EQUIPMENT
Building and Land	991,215	990,021
Boats molds and plugs	602,203	602,203
Machinery and equipment	1,255,714	194,124
Office equipment and furniture	37,440	11,070
Leasehold improvements	269,441	246,284
Autos and trucks	71,151	69,000
Trailers	26,129	26,129
Computers and software	64,516	-
Accumulated depreciation and amortization	(1,003,261)	(477,161)
NET PROPERTY & EQUIPMENT	2,314,548	1,661,670

OTHER ASSETS
Certificates of Deposit	1,126,701	1,000,000
Floor plan reserves	188,713	-
R & D Inventory Asset	80,690	-
Other assets	1,975	-
TOTAL OTHER ASSETS	1,398,079	1,000,000

TOTAL ASSETS	$7,166,342	$4,653,478

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,927,339	$294,244
Accrued expenses	0	96,579
Accrued interest	1,456,775	1,087,869
Payroll tax liabilities	100,236	97,781
Deferred revenues	234,909	-
Accrued salaries and vacation	129,130
Warranty reserve	485,695	_
Private investor promissory notes	268,000	168,000
Vendor note payable – current portion	78,804	-
Work-in-process loans	1,217,788	1,090,780
Note payable to Sun Security – current portion	169,224	169,224
Notes payable for IMAR acquisition – current portion	2,387,876	-
Note payable for Gekko acquisition – current portion	485,685	-
Promissory notes – related party	2,281,054	2,281,054
Receivable & Purchase Order factoring agreements – related party	932,000	695,000
Other current liabilities	11,661	-
TOTAL CURRENT LIABILITIES	13,166,176	5,980,531

LONG TERM LIABILITIES
Truck loan	10,936	12,356
Vendor note payable – less current portion	142,636	-
Note payable to Sun Security- less current portion	2,622,981	2,665,287
Notes payable for IMAR acquisition- less current portion	148,520	-
Note payable for Gekko acquisition- less current portion	114,717	-
Long-term debt – related party (net of discount)	10,613,392	9,310,293
TOTAL LONG TERM LIABILITIES	13,653,182	11,987,936

TOTAL LIABILITIES	26,819,358	17,968,467

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
at $0.001 par value, 68,508,579 shares issued
and outstanding at March 31, 2007 and 55,933,579
issued and outstanding at December 31, 2006	68,509	55,934
Additional paid-in capital	11,986,306	15,869,322
Subscriptions receivable	(59,783)	(33,064)
Accumulated deficit	(31,648,048)	(29,207,181)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(19,653,016)	(13,314,989)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$7,166,342	$4,653,478

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE
Performance and Sport Boats	$1,598,546	$758,590
TOTAL REVENUE	1,598,546	758,590

Cost of Goods Sold - Performance and Sport Boats	1,489,439	913,388
TOTAL COST OF GOODS SOLD	1,489,439	913,388

GROSS PROFIT	109,107	(154,798)

OPERATING EXPENSES
Consulting fees	0	42,490
Advertising & Marketing	62,142	13,917
Documentation fees for funding		150,000
Officer compensation	60,750	32,500
Investor relations	519,160	429,605
Professional fees	41,828	8,380
Payroll and taxes	413,681	138,510
Financing inducement fees		(18,750)
Employee benefits	84,667	-
Depreciation and amortization	82,146	7,337
Writedown of assets	-	130,000
Travel	62,631	7,033
Trade shows	72,434	-
Business insurance	55,950	10,142
Other operating expenses	315,435	19,107
TOTAL OPERATING EXPENSES	1,770,824	1,018,205

LOSS FROM OPERATIONS	(1,661,717)	(1,1,73,003)
OTHER (INCOME) / EXPENSES
Interest expense	779,171	317,101
Loss/(Gain) on sale of assets	-	-
Other (Income) / Expense	(20)	-

LOSS BEFORE INCOME TAXES	(2,440,868)	(1,490,104)

Provision for income taxes		-

NET LOSS	$(2,440,868)	$(1,490,104)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.040)	$(0.068)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	61,733,301	21,976,376

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,440,868)	$(9,133,144)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	83,036	135,440
Writedown of assets	-	177,500
Issuance of stock for debt inducement	99,650	1,739,422
Issuance of stock for other services	460,525	193,209
Issuance of stock for equity line funding	438,000	518,200
Issuance of stock for IMAR acquisition	327,000	-
Debt conversion feature expense		130,080
Loan payoffs for Marine Holdings closing trans	-	(78,251)
(Increase) decrease in current assets:
Accounts receivable	57,463	73,390
A/R – Allowance for doubtful accounts	(53,501)	-
Inventory	41685	(700,089)
Advances to Marine Holdings, Inc	-	(529,700)
Floor plan reserves	(20,318)	-
Prepaid expenses	(29,494)	12,011
Increase (decrease) in current liabilities:
Accrued expenses and accounts payable	(949,105)	(323,722)
Accrued interest	368,906	901,150
Sun Security WIP loans	127,008	(91,440)
Payroll tax liabilities payable	2,371	1,945
Deferred revenues	25,000	(22,098)
NET CASH USED IN OPERATING ACTIVITIES	(1,462,642)	(6,996,097)

NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets	(27,292)	(402,300)
Purchase of certificate of deposit as collateral	(100,000)	(1,000,000)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(127,292)	(1,402,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(187,266)	(268,330)
Proceeds from private convertible promissory notes	100,000	(164,000)
Proceeds from related party convertible debts	1,303,099	7,934,345
Proceeds from related party factoring agreement	237,000	695,000
Proceeds from line of credit – stock subscription receivable	(26,719)	44,702

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,426,114	8,241,717
NET INCREASE IN CASH	(163,820)	(156,680)
CASH AT BEGINNING OF PERIOD	$235,709	$331,386
CASH AT END OF PERIOD	$71,889	$174,706
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$175,845	$429,691
Income taxes paid	-	-

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

Statements of Changes in Stockholders Equity

	Common Stock
	Shares	Par .001	Additional Paid In Capital	Shares To Be Issued	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total Stockholder Equity

BALANCE,
December 31, 2005	19,551,376	$19,551	$18,438,244	-	$-	$(77,766)	$(20,074,037)	$(1,694,008)

Issuance of Stock for Equity line	8,600,000	8,600	511,356	-	-	44,702	-	(564,658)

Issuance of Stock for Inv Rel Svcs	2,250,000	2,250	210,250	-	-	-	-	212,500

Issuance of Stock for Debt inducement	22,980,271	22,980	1,716,442	-	-	-	-	1,739,422

Conversion of Debts	1,115,874	1,116	51,630	-	-	-	-	52,746

Issuance of Stock for Employee comp	60,000	60	2,940	-	-	-	-	3,000

Issuance of Stock for Conv Of Prom Note	1,933,333	1,934	75,400	-	-	-	-	77,333

Recission of Stock issued For Mktg Svcs	(557,275)	(557)	(21,734)	-	-	-	-	(22,291)

Merger Accounting – MHI Acquisition			(5,115,206)					(5,115,206)

Net Loss	-	-	-	-	-	-	(9,133,144)	(9,133,144)
BALANCE,
December 31, 2006	55,933,579	$55,934	$15,869,322	-	$-	$(33,064)	$(29,207,180)	$(13,314,988)

Issuance of Stock for Equity line	4,000,000	4,000	434,790			(26,719)		412,071

Issuance of Stock for Debt inducement	1,350,000	1,350	99,650					101,000

Issuance of Stock for Inv Rel Svcs	4,225,000	4,225	460,525					464,750

Stock issued for IMAR acquisition	3,000,000	3,000	327,000					330,000

Merger Accounting – IMAR Acquisition			(5,204,981)					(5,204,981)

Net Loss							(2,440,868)	(2,440,868)
	68,508,579	$68,509	$11,986,305	-	$-	$(59,783)	$(31,648,048)	$(19,653,016)

See accompanying notes to financial statements.

CHALLENGER POWERBOATS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Challenger Powerboats, Inc. (the “Company”) incorporated in the State of Nevada on August 14, 1994 as Shogun Advertising, Inc. On May 10, 1998, the Company changed its name to Xtreme Webworks.  As Xtreme Webworks, the Company offered services to internet companies. On April 24, 2002, the Company changed its name to Xtreme Companies, Inc. On November 30, 2002, the Company determined that its internet hosting and marketing business was not strategic to its ongoing objectives and discontinued capital and human resource investment in the business. On April 26, 2002, the Company executed an Acquisition Agreement with Waste Renewal Systems, Inc., a Nevada Corporation.  Waste Renewal Systems, Inc. provided an innovative and proprietary waste processing solution for municipal solid waste disposal.  On May 15, 2002, the Company executed an Acquisition Agreement with Nucon International, Inc., a Nevada corporation who later changed its name to Nuclear Reduction Systems, Inc.  Nuclear Reductions Systems, Inc. provided cutting edge technology in the nuclear waste treatment industry. In July 2003, the Company discontinued the operation of Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc., due to the failure to negotiate satisfactory terms for the extension of the license agreements and its inability to commercialize its products.

On October 1, 2003, the Company entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc., a Delaware corporation.  As a result of the transaction, Rockwell Power Systems, Inc. became its wholly-owned subsidiary.  Under this Agreement, the Company purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 shares of its common stock.

Rockwell Power Systems was incorporated in Delaware on January 29, 2001 under the name Rockwell Healthcare Systems, Inc.  The Company changed its name on April 12, 2001 to Rockwell Power Systems.  On October 1, 2003, the Company purchased the fire and rescue and the recreational boat division from Sonic Jet Performance, Inc.  Pursuant to the Bill of Sale Agreement, Rockwell was granted a license for a period of twenty years to the use the "Sonic Jet Performance" name.  Additionally, Rockwell was granted the authority to market and sell fire and rescue and recreational boats everywhere in the world except the Middle East, including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen.

From October 1, 2003 until February 28, 2005, the Company focused its efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes.  On March 1, 2005, the Company signed an exclusive distribution and marketing agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, and Ronald DiBartolo and Gailynn DiBartolo, owners of all outstanding shares of common stock of Marine Holdings, Inc.  Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine Holdings, under the Challenger Offshore name.

The Company provided its key personnel, resources and capital to Marine Holdings, Inc. to facilitate the sales of Marine's products through direct selling and other distributors. All purchase orders flowed through the Company and were immediately assigned to Marine for fulfillment. Marine procured all inventory and assumed responsibility for the shipment and delivery of all of its products ordered by the purchaser. The Company received a five percent cash commission, based on the total sales price as represented on purchase orders received by the Company or Marine for all product sales.

The Company paid an additional five percent of the total outstanding shares of Xtreme on the closing date to Marine for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the Marketing and Distribution Agreement.  Furthermore, Marine offered the Company the option to purchase one-hundred percent of the outstanding shares of the Marine Holdings, Inc. shares.

In March 2005, the Company permanently relocated all its operations to Marine Holdings, Inc. headquarters in Washington, Missouri.  The Company did not pay rent to Marine Holdings, pursuant to its Marketing and Distribution Agreement.  Effective May 31, 2005, the Company entered into an agreement to terminate its lease for 3,000 square feet of office and assembly space in Stanton, California.  Effective May 31, 2005, the Company entered into an agreement to terminate its lease for 3,000 square feet of storage space in Riverside, California.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement.  In connection with this transaction, the Company paid in full existing loans of Marine Holdings, Inc. at Sun Security Bank.  Funding for payment of these loans was generated through new loans that the Company executed in the amount of $4,123,627.

In mid-2006, the Company discontinued the manufacturing of its mission specific fire and rescue patrol boats and sold all remaining assets related to these products to a third party.

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

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 3,000,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $168,638.31 was due and paid on February 28, 2007 and payments continue on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company haves full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Notes if it fails to make a payment under the Notes when due, if the Company fails to perform under the Notes or any related agreement, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or the Company’s guarantor's creditors, a proceeding is commenced by or against the Company or its guarantor in Bankruptcy, if the Company fails to perform under the Agreement of Purchase and Sale, or if the Company ceases all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event the Company defaults under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment of $40,238.24 was due on and paid February 28, 2007 and  payments continue on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

The Company also agreed to issue Mr. Overbye 625,000 shares of its restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 125,000 shares of its common stock at a strike price of $0.15 and 125,000 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009, and resale of the warrants is subject to the Leak-Out Agreement.

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

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2006 audited financial statements were filed in the Company's Form 10-KSB on April 16, 2007, with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $9,631,771 as of March 31, 2007. The Company had operating losses of $2,440,868 and $1,490,104 for the three months ended March 31, 2007 and 2006, respectively.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Challenger Powerboats, Inc. and its wholly-owned subsidiaries; Marine Holdings, Inc., d/b/a Challenger Powerboats, IMAR Group, LLC, d/b/a Sugar Sand and Gekko, and Rockwell Power Systems, Inc.,  All significant intercompany accounts and transactions are eliminated in consolidation.  For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.  For consolidation purposes, IMAR Group, LLC operations have been consolidated from January 1, 2007 forward, in accordance with the terms of the closing transaction.

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

OTHER ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank.  These funds were acquired by Challenger Powerboats, Inc. through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

In conjunction with the establishment of a Marine Holdings, Inc. floor plan credit facility with Bank of America Marine Finance, a letter of credit in the amount of $100,000 was required by Bank of America.  This letter of credit was issued by Sun Security Bank, who required a $100,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

Under the agreement terms for dealer floor plan financing, the floor plan financing company holds a reserve from each invoice processed before funds are advanced to the Company.  As of March 31, 2007, the reserve balance was $188,713.

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

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement.  In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Challenger Powerboats, Inc.  Funding for payment of these loans was generated through new loans executed by Challenger Powerboats, Inc. in the amount of $4,123,627.

ACCOUNTS RECEIVABLE

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the floor plan dealer financing pre-approval process, cash on delivery and cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,569,082 consists of twenty boats, fifteen of which are performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders.  The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006.  The terminations were in part, due to a lack of performance under the contracts and as a result, the Company had to book sales returns from Wayton Marine International.  Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period.   The Company built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, the Company was not able to ship the boats to the customers as a result of non-payment.  The Company is establishing a national dealer network through which their product is being sold.

The inventory also consists of five performance and sport boats manufactured for display and sale at the Fall/Winter 2006 and early 2007 trade boat shows.

The $105,701 at March 31, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $495,908 at March 31, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko.

The $875,354 at March 31, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. real estate (30 years), computers (5 years), software (3 years), office equipment and furniture (3-7 years), building improvements (5 years).

LONG-LIVED ASSETS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK BASED COMPENSATION

SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123”) allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2007, and March 31, 2006, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

REVENUE RECOGNITION

The Company recognizes income when the products are shipped, and when the service is provided.  The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company’s revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Powerboat product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB Washington, Missouri and Fargo, North Dakota plant.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company’s revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue  from the  sale  of products is recognized when a formal arrangement exists, the price is  fixed,  or  determinable,  the  delivery  is completed and collectibility is reasonably assured.  As a  result  of  the Company’s  sales  terms,  the  likelihood  of uncollectible  accounts  receivable  remains  low.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation.  As of March 31, 2007, convertible debentures could convert into 236,954,930 shares of common stock and 3,234,000 shares of common stock could be issued pursuant to the exercise of warrants.

ADVERTISING AND MARKETING COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $62,142 and $13,917 for the three months ended March 31, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in cost of goods sold in the statement of operations. Total shipping and handling costs were $64,568 and $6,500 for the three months ending March 31, 2007 and 2006, respectively.

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

2007

Deferred tax assets:
Net operating loss carry forwards	$31,648,048
Valuation allowance for deferred tax assets	(31,648,048)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2007, the Company had net operating loss carry forwards of approximately $31,648,048 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 2. ACCOUNTS RECEIVABLE

As of March 31, 2007, accounts receivable consists of the following:

Accounts Receivable – Trade

Professional Boat Sales	$32,000
Bodnar Boats	79,494
Thunder City Power & Leisure	55,513
Crystal Pierz	26,934
TOTAL	$193,941

NOTE 3.  INVENTORY

As of March 31, 2007, inventory consists of the following:

New Performance & Sport Boats	$1,569,082
Boats In Process (WIP)	495,908
Parts Inventory	875,354
Trailers	105,701
TOTAL	$3,046,045

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, consists of the following:

2007

Building & Land	$991,215
Molds and plugs	602,203
Machinery and equipment	1,255,714
Autos and trucks	71,151
Office equipment and furniture	37,440
Trailers for plant use	26,129
Computers and software	64,516
Building improvements & capital additions	269,441
Less accumulated depreciation and amortization	(1,003,261)
$2,314,548

NOTE 5.  ADVANCES TO MARINE HOLDINGS, INC.

During 2004, 2005, and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc. d/b/a Challenger Offshore, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements subsequent to the purchase and merge with Challenger Powerboats, Inc. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc. pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement.  In connection with this transaction, existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full by Challenger Powerboats, Inc.  Funding for payment of these loans was generated through new loans executed by Challenger Powerboats, Inc. in the amount of $4,123,627.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2007 consists of the following:

2007

Accounts payable	$2,927,339
Accrued expenses	129,130
Accrued interest	1,456,775
Accrued payroll taxes	100,236
Total	$4,613,480

NOTE 7. CONVERTIBLE DEBENTURES WITH RELATED PARTIES

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

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $228,000, at a discount of $28,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($0.15) per share.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, II, LP to purchase 228,000 shares of common stock at $0.12 per share.  The warrant has a term of five years.

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $72,000, at a discount of $12,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents ($0.15) per share.

In connection with the above financing, the Company issued a warrant to eFund to purchase 72,000 shares of common stock at $0.12 per share. The warrant has a term of five years.

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was due on December 21, 2005.  The Note carries a discounted amount of $10,000.   During the three months ended March 31, 2007, $120,000 of this Note was repaid, and the balance at March 31, 2007 is $0. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was due on January 5, 2006.  The Note carries a discounted amount of $24,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $144,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was due on August 22, 2006.  The Note carries a discounted amount of $30,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $180,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and was due on September 1, 2006.  The Note carries a discounted amount of $12,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $72,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was due on September 7, 2006.  The Note carries a discounted amount of $18,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $108,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was due on September 15, 2006.  The Note carries a discounted amount of $33,500.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $201,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was due on September 22, 2006.  The note carries a discounted amount of $26,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $158,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was due on September 30, 2006.  The Note carries a discounted amount of $39,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $236,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was due on October 7, 2006.  The Note carries a discounted amount of $37,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $222,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was due on October 14, 2006.  The Note carries a discounted amount of $32,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $192,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

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

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was due on November 1, 2006.  The note carries a discounted amount of $26,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $156,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on November 9, 2006.  The note carries a discounted amount of $36,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

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

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on December 6, 2006.  The Note carries a discounted amount of $36,000.  During the year ended December31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The Note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $302,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The Note carries an interest rate of 0% per year and is due on July 27, 2006.  The Note carries a discounted amount of $9,875.63.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at December 31, 2006 is $59,253.82.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On February 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable February 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents ($0.10).

On February 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents ($0.10). During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at March 31, 2007 is $0.

On February 10, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08). During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at March 31, 2007 is $149,000.

On February 14, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08).

On February 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $150,000, at a discount of $25,000.  The debenture has a 10% interest rate and is due and payable February 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08).

On February 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $1,236,000, at a discount of $206,000.  The debenture has a 10% interest rate and is due and payable February 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08).

On February 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000.  The debenture has a 10% interest rate and is due and payable February 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08). During the year ended December 31, 2006, $150,690 of this Note was repaid, and the balance at March 31, 2007 is $83,310.

On March 2, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08).

On March 9, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08).

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

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. During the year ended December 31, 2006, $0.00 of this Agreement was repaid, and the balance at March 31, 2007 is $695,000.  The Agreement was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

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

On June 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents ($0.06). During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at March 31, 2007 is $154,198.

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

NOTE 8.  NOTES PAYABLE

At March 31, 2007, the Company had Notes Payable as follows:

At March 31, 2007, the Company had seventeen short term Notes Payable with Sun Security Bank totaling $1,217,788, secured by Challenger boats–in-process and completed boats in inventory.  The notes bear interest at a rate of U.S .Bank Prime Rate plus 2.0%, with an interest rate floor of 7.0%.  The individual notes are due and payable upon the sale of the boat securing the note.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The note bears interest at a rate of US Bank Prime Rate plus 1.0% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank.  As of March 31, 2007, the Note Payable carries a principal balance of $2,792,205.

On March 28, 2006, the Company entered into a $16,088.50 long-term Note Payable with Bank of Washington. The Note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of March 31, 2007, the unpaid balance on the note is $10,936.

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

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 3,000,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $168,638.31 was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company has full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Notes if it fails to make a payment under the Notes when due, if the Company fails to perform under the Notes or any related agreement, a receiver is appointed for the Company or the its guarantor's property, an assignment is made for the benefit of the Company or the Company’s guarantor's creditors, a proceeding is commenced by or against the Company or its guarantor in Bankruptcy, if the Company fails to perform under the Agreement of Purchase and Sale, or if the Company ceases all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event the Company defaults under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment of $40,238.23 was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

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

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was initially due on December 21, 2005. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $10,000.   As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $120,000.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was initially due on January 5, 2006.   The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $24,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $144,000.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was initially due on August 22, 2006.  The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  The Note carries a discounted amount of $30,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $180,000.

 On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and was initially due on September 1, 2006.   The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $12,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $72,000.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was initially due on September 7, 2006.  The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $18,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $108,000.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was initially due on September 15, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $33,500.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $201,000.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was initially due on September 22, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $26,400.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $158,400.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was initially due on March 31, 2007. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $39,400.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $236,400.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was initially due on October 7, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  The Note carries a discounted amount of $37,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $222,000.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was initially due on October 14, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $32,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $192,000.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was initially due on November 1, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  The Note carries a discounted amount of $26,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $156,000.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was initially due on November 9, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $36,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $216,000.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and is due on December 6, 2006.  The Note carries a discounted amount of $36,000.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $216,000.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The Note carries a discounted amount of $50,400.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The Note carries an interest rate of 0% per year and was initially due on July 27, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $9,875.63.   As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $59,253.82.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The Note bears interest at a rate of US Bank Prime Rate plus 1% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank.  As of March 31, 2007, the Note Payable carries a principal balance of $2,876,817.

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

NOTE 9.  FACTORING AND PURCHASE ORDER AGREEMENTS WITH RELATED PARTIES

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was initially due and payable July 17, 2006, with one month minimum interest due and payable on the funds. The Agreement was extended and is now due and payable within thirty days notice from Dutchess Private Equities Fund, II, LP.  As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day.  In the event that on the maturity date, there is a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $695,000.

On March 26, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   The Agreement was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LTD.  As of March 31, 2007, $0 of this Note was repaid, and the balance at March 31, 2007 is $695,000.

On March 26, 2007, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, LTD, in the amount of $120,000.  The factoring agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   The Agreement was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LTD.  As of March 31, 2007, $63,000 of this Note was repaid, and the balance at March 31, 2007 is $53,000.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 17, 2006, Mike Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  The Company filed its Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  The Company furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  The Company is seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of its securities owned by Mr. Thomas, forfeiture to the Company of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of its counterclaims for failure to state a claim.  The parties are currently engaged in discovery.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  The Company responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  The Company then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  The Company filed its First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, the Company either performed, tendered performance, or was excused from performing all of its contractual obligations.  The Company is seeking recovery of all attorneys’ fees.  The Company has filed a Motion for Summary Judgement.

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  The Company filed its Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  The Company furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortious interference, civil conspiracy and racketeering.  The Company is seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to it of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying the Company’s claims for relief, and filing a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of the Company’s counterclaims, and filed a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  The parties are currently engaged in discovery.

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

On December 29, 2006, the Company filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, the former Chief Executive Officer of Challenger Powerboats, Inc., and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. The Company is seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of the Company owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with the Company, as well as additional claims against the Company for breach of release and breach of contract.  Mr. Ryan and Ms. Fox also filed a Motion to Dismiss for Failure to State a Claim on March 19, 2007.  On April 9, 2007, the Company filed its Answer to the Counterclaim.  The Company filed a Memorandum in Opposition to the Motion to Dismiss on April 18, 2007.  Subsequently, defendants filed a Motion for Summary Judgment on April 27, 2007.  The parties are currently engaged in discovery.

The Company may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on its operations or finances. Other than the litigation described above, the Company is not aware of any pending or threatened litigation against the Company or its officers and directors in their capacity as such that could have a material impact on its operations or finances.

NOTE 11. CAPITAL STOCK TRANSACTIONS

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

During the three months ended March 31, 2007, the following common stock transactions were made:

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

On February 6, 2007, the Company issued a common stock purchase warrant to Infinity Consulting Group, LLC. The warrants can be exercised at any time on or after January 2, 2008 and through January 2, 2009, to purchase up to 1,250,000 shares of Challenger Powerboat, Inc. common stock as of January 2, 2008.  The purchase price of one share of stock under the warrant is equal to $0.35.

On February 12, 2007, the Company issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of March 31, 2007, the Company had received cash proceeds for these shares on February 16, 2007 and February 26, 2007.

On February 21, 2007, the Company issued 3,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of March 31, 2007, the Company had received cash proceeds for 2,335,742 of these shares on February 26, 2007, March 7, 2007, March 12, 2007 and March 19, 2007.  There are 664,258 shares outstanding as of March 31, 2007.

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

On February 29, 2007, the Company issued a common stock purchase warrant to Mark Overbye in accordance with the Gekko purchase terms. The warrants can be exercised at anytime on or after February 28, 2009 and through January 28, 2010 to purchase up to 125,000 shares of Challenger Powerboats, Inc. common stock. The purchase price of one share of stock under the warrant is equal to $0.15.

On February 29, 2007, the Company issued a common stock purchase warrant to Mark Overbye in accordance with the Gekko purchase terms. The warrants can be exercised at anytime on or after February 28, 2009 and through January 28, 2010 to purchase up to 125,000 shares of Challenger Powerboats, Inc. common stock. The purchase price of one share of stock under the warrant is equal to $0.20.

On February 28, 2007, the Company issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their January 25, 2007 and February 6, 2007, investment in the Company.  The shares were accounted for as interest expense.

As of March 31, 2007, the Company had issued 13,100,000 shares of the Company’s common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.  The proceeds received for 6,091,901 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP, and the Company received the cash proceeds from 6,343,841 shares.  The remaining 664,258 shares had not been returned to the Company as of March 31, 2007.

NOTE 12. RENTS

The Company occupies office and manufacturing space at the manufacturing facility in Washington, Missouri, which is owned by the Company.  Effective Jan 1, 2007, the Company rents a manufacturing facility in Fargo, North Dakota,   This facility is used for production of the IMAR Group, LLC product and includes office space.

For the three months ended March 31, 2007, the Company had building rental expense of $31,653 for the rental of the manufacturing and office space in Fargo.

NOTE 13. SUBSEQUENT EVENTS

On April 3, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $150,000.  The financing agreement has a 3% monthly interest rate and is due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   The Agreement was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LTD.

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

On May 3, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Quarterly Report, under “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” and in other documents which we file from time to time with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB Quarterly Report, except as required by law.

GOING CONCERN OPINION

Our audited financial statements for the three months ended March 31, 2007, reflect a net loss of $2,440,868 and net cash flows used by operations of $1,462,642.  Our management is currently pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our proposed products and ultimately, upon our ability to attain future profitable operations.  We may not be successful in obtaining such financing or attaining positive cash flows from operations.

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

REVENUE RECOGNITION

We recognize income when the products are shipped, and when the service is provided.  We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Our product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB (Free On Board) Washington, Missouri and/or Fargo, North Dakota plant, thereby, the customer is responsible for the goods when they are loaded on/to the delivery vessel.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104.  Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.  As a result of our sales terms, the likelihood of uncollectible accounts receivable remains low.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries – Marine Holdings, Inc., d/b/a  Challenger Powerboats, IMAR Group, LLC, d/b/a Sugar Sand and Gekko, and First Responders, Inc., known as Rockwell Power Systems, Inc. until a name change in June 2005, as of March 31, 2007 and 2006.  All significant intercompany accounts and transactions are eliminated in consolidation.  For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, and IMAR Group LLC operations have been consolidated from January 1, 2007 forward, in accordance with the closing transaction.

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

OTHER ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank.  These funds were acquired by us through a convertible debenture with Dutchess Private Equities Fund, II, LP, on February 24, 2006.  Because this certificate of deposit has a maturity date of more than three months, it is carried on our balance sheet as an Other Asset.

In conjunction with the establishment of a Marine Holdings, Inc. floor plan credit facility with Bank of America Marine Finance, a letter of credit in the amount of $100,000 was required by Bank of America.  This letter of credit was issued by Sun Security Bank, who required a $100,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

ADVANCES TO SUBSIDIARIES

During 2004, 2005 and the two months of January and February 2006, we provided financing to Marine Holdings, Inc., d/b/a Challenger Offshore, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively.  These advances have been eliminated in the consolidated financial statements subsequent to the merger with Challenger Powerboats, Inc. We provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, we administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

INVENTORY

The finished boat inventory of $1,569,082 consists of twenty boats, fifteen of which are performance and sport boats manufactured by Marine Holdings for Wayton Marine International and Life Line Marine to fulfill sales orders.  The distribution agreement with Wayton Marine International was terminated in June 2006 and the distribution agreement with Life Line Marine was terminated in July 2006.  The terminations were in part, due to a lack of performance under the contracts and as a resultwe had to book sales returns from Wayton Marine International.  Per the terms of the distribution agreement signed with Life Line Marine on April 4, 2006, Life Line was to purchase fifteen boats in the three months ended June 30, 2006, however, only one boat was purchased in the time period.   We built product to fulfill the sales orders with Wayton Marine and Life Line Marine, however, we were not able to ship the boats to the customers as a result of non-payment.  We are establishing a national dealer network through which our product is being sold.

The inventory also consists of five performance and sport boats manufactured for display and sale at the Fall/Winter 2006 and early 2007 trade boat shows.

The $105,701 at March 31, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $495,908 at March 31, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko.

The $875,354 at March 31, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

STOCK BASED COMPENSATION

SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123”) allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, we elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2007, and March 31, 2006, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on our earnings per share in the future but are not included in the calculation.  As of March 31, 2007, convertible debentures could convert to 236,954,930 shares and 3,234,000 shares could be issued pursuant to the exercise of warrants.

ADVERTISING AND MARKETING COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $62,142 and $13,917 for the three months ending March 31, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. We bill our customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by us for shipping and handling costs related to the sale and delivery of goods to our customers, are included in cost of goods sold in the statement of operations. Total shipping and handling costs were $64,568 and $6,500 for the three months ended March 31, 2007 and 2006, respectively.

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

2007

Deferred tax assets:
Net operating loss carry forwards	$31,648,048
Valuation allowance for deferred tax assets	(31,648,048)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2007, we had net operating loss carry forwards of approximately $31,648,048 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company for our fiscal year beginning on January 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial statements.

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

OVERVIEW OF OUR BUSINESS

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

Effective January 1, 2007, we acquired one-hundred percent of the total outstanding membership interest of International Marine and Recreation, or IMAR Group, LLC, and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, we paid approximately $7,000,000 in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at an 80,000 square foot leased facility in Fargo, North Dakota.

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

RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2007 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006.

NET REVENUES

For the three months ended March 31, 2007, we generated net revenues of $1,598,546 , as compared to net revenues of $758,590 for the three months ended March 31, 2006.  The major change in our business that impacted revenues for the three months ended March 31, 2007 is the addition of IMAR Group, LLC sales.  IMAR sales for the three month period were $1,528,546.

COST OF GOODS SOLD

We incurred costs of sales of $1,489,439 for the three ended March 31, 2007, as compared to $913,388 for the three months ended March 31, 2006.  Cost of goods sold increased due to the addition of IMAR Group, LLC operations.  IMAR cost of goods sold for the three month period were $1,537,677.  All costs of sales are recorded at the time the product is sold.

OPERATING EXPENSES

Operating expenses increased to $1,770,824 for the three months ended March 31, 2007 as compared to $1,018,205 for the three months ended March 31, 2006. The increase in operating expenses for the three month period ended March 31, 2007 as compared to March 31, 2006 occurred primarily as a result of the acquisition of IMAR Group, LLC and the inclusion of their operating expenses of $620,540 for the three month period.  The major factors in our operating expenses increasing are the following:

•

Payroll and payroll taxes increased from $138,510 to $413,681.  IMAR Group accounts for $238,503 of the increase.

•

Employee benefits increased from $0 to $84,667.  Challenger Powerboats, Inc. implemented an employee health plan effective April 1, 2006, therefore there were no benefits to report for the three month period ending March 31, 2006.

•

Trade show expenses increased to $72,434 vs $0 as of March 31, 2006.

•

Business insurance increased from $10,142 to $55,950.  IMAR Group accounted for $19,827 of the increase.

INTEREST EXPENSE

Interest expense increased to $779,171 for the three month period ended March 31, 2007 from $317,101 for the three month period ended March 31, 2006.  The increase is a result of interest expense recorded in connection with the issuance of convertible debentures, promissory notes and factoring and purchase order agreements by Dutchess Private Equities, LP,  Dutchess Private Equities II, LP, and Dutchess Private Equities, LTD.  Each of our notes and debentures were issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant.  Also, our debentures are issued with a conversion preference to the holder of the debenture in the event of default, which are included in interest expense on the financial statements.

Interest expense has also increased as the result of work-in-process loans carried by Sun Security Bank, which fund the building of the product until it is sold, and the interest on the Sun Security Bank loan, which funded the acquisition of Marine Holdings, Inc. Interest expense also increased as a result of the IMAR promissory notes associated with the IMAR Group, LLC and Gekko acquisitions.

NET LOSS

We had a net loss of $2,440,868 for the three months ended March 31, 2007, as compared to $1,490,104 for the three months ended March 31, 2006.   The Net Loss increased due to our decrease in Marine Holdings revenues, increase in operating expenses, and increased interest expense associated with financing transactions.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. As of March 31, 2007, we had Total Current Assets of $3,534,405 compared to $1,991,808 as of December 31, 2006. This was due primarily to the following:

•

a $237,946 increase in Accounts Receivable

•

a $1,229,432 increase in inventory, including boats in process, parts, and finished boats,from the acquisition and merger of IMAR Group, LLC.

As of March 31, 2007, we had Total Current Liabilities of $13,166,176, compared to $5,980,531, as of December 31, 2006. This was due primarily to the following:

•

a $2,633,095 increase in Accounts Payable from the acquisition and merger of IMAR Group, LLC

•

a $368,906 increase in Accrued Interest from additional debentures and receivable and purchase order factoring agreements.

•

a $2,952,365 increase in Notes Payable from the acquisition and merger of IMAR Group, LLC

•

a $485,695 increase in Warranty Reserve from the acquisition and merger of IMAR Group, LLC

•

a $237,000 increase in Dutchess Receivable and Purchase Order factoring agreements

Cash and cash equivalents were $71,889 as of March 31, 2007 as compared to $174,706 as of December 31, 2006.  Our Stockholders’ Equity at March 31, 2007 was a deficit of $19,653,016 as compared to $13,314,989 at December 31, 2006.

As of March 31, 2007, we had debt of $26,819,358, including convertible debentures, promissory notes and receivable and purchase order factoring agreements which total $13,826,446.  We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010, 2011 and 2012, .  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

We continue to require additional funding.  We believe we will be able to secure funding from our current investors, but there is no assurance we will be able to do so.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default.  We may not be able to able to meet our debt service obligations. If we default on our existing debt, we may have to pay additional penalties or issue additional equity.  If we issue equity, our existing shareholders’ interests will be diluted.  If we can’t raise sufficient funds, we may have to curtail or cease operations.

ACQUISITION OF IMAR GROUP

On January 29, 2007, with an effective date of January 1, 2007, we acquired one-hundred percent of the total outstanding shares of International Marine and Recreation (“IMAR”) Group, LLC and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, we paid approximately $7,000,000 in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at the Company’s 80,000 square foot leased facility in Fargo, North Dakota.

As consideration for the acquisition, we paid total cash compensation of $256,500 and a total of 3,000,000 shares of our restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. We also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment was due on February 28, 2007 and payments continue on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We have full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. We will be in default under the Notes if we fail to make a payment under the Notes when due, if we fail to perform under the Notes or any related agreement, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors, a proceeding is commenced by or against us or our guarantor in Bankruptcy, if we fail to perform under the Agreement of Purchase and Sale, or if we cease all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event we default under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

As part of the Agreement of Purchase and Sale, we agreed to guaranty the $275,000 Mercury Marine and a GE letter of credit with State Bank of Fargo. This letter of credit is further secured, along with the Notes issued under the Agreement of Purchase and Sale, by the Guarantee Agreement with Dutchess.

Through IMAR Group, LLC, our recently acquired wholly-owned subsidiary, we entered into an Asset and Technology Acquisition Agreement with Mark Overbye and Gekko Sports Corporation on January 30, 2007. We acquired the ownership rights, title and interests in the assets and technology of Gekko Sports Corporation, including patents, trademarks, trade names, trade secrets and goodwill ("Assets and Technology").

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment was due on February 28, 2007 and payments continue on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be in default under the Note if we fail to make a payment under the Note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in Bankruptcy. In the event we default under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

We also agreed to issue Mr. Overbye 625,000 shares of our restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 125,000 shares of our common stock at a strike price of $0.15 and 125,000 shares of our common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009, and resale of the warrants is subject to the Leak-Out Agreement.

In addition, we entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement we agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of our Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent (5%) of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by our Chief Executive Officer and our Board of Directors. The metrics are to be mutually agreed upon by our Board of Directors, our Chief Executive Officer and Mr. Overbye.

The Promissory Note of $670,000 under the Asset and Technology Acquisition Agreement, as well as each debt, liability and obligation which IMAR Group or Challenger Powerboats may now or at any time hereafter owe to Overbye or Gekko Sports Corporation pursuant to such Asset and Technology Acquisition Agreement, is secured pursuant to a Security Agreement entered into on January 29, 2007 between IMAR Group and Challenger Powerboats on one hand and Mark Overbye and Gekko Sports Corporation on the other hand. Under the terms of the Security Agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to us and our subsidiaries, in and to the following roperty (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

As described above, in connection with the acquisition of IMAR and the Assets and Technology of Gekko, we issued warrants to purchase 125,000 shares of common stock at a strike price of $0.15 and warrants to purchase 125,000 shares of common stock at a strike price of $0.20.

On February 21, 2007, we issued 3,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Michael Bullinger in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Charles Crary in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Howard Dahl in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Thomas Shorma in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to William Schlossman, Jr. in connection with the acquisition of IMAR Group, LLC.

FINANCING ACTIVITIES

We had the following financing activities in the first quarter of 2007:

On January 3, 2007, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund in conjunction with their December 6, 2006, investment in the Company.  The shares were accounted for as interest expense.

On January 29, 2007, we issued 600,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their December 28, 2006 and January 23, 2007, investment in the Company.  The shares were accounted for as interest expense.

On January 23, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On January 25, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

 On February 5, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On February 12, 2007, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 27, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On February 28, 2007, we issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their January 25, 2007 and February 6, 2007, investment in the Company.  The shares were accounted for as interest expense.

On March 26, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by 10% per month, for each month that the agreement remains unpaid.

On March 26, 2007, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, LTD, in the amount of $120,000.  The factoring agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   During the three months ended March 31, 2007, $63,000 of this Note was repaid, and the balance at March 31, 2007 is $53,000.

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

SUBSIDIARIES

As of March 31, 2007, we had three subsidiaries:

Marine Holdings, Inc.   (d/b/a  Challenger Offshore)

IMAR Group, L.L.C.

First Responders, Inc.

SUBSEQUENT EVENTS

The following events occurred after the close of the first quarter of 2007:

On April 3, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $150,000.  The financing agreement has a 3% monthly interest rate and is due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On April 6, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 3, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the first quarter of 2007 covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 17, 2006, Mike Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  We filed our Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  We furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of its securities owned by Mr. Thomas, forfeiture to us of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of our counterclaims for failure to state a claim.  The parties are currently engaged in discovery.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We are seeking recovery of all attorneys’ fees.  The Company has filed a Motion for Summary Judgement.

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  We filed our Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  We furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortious interference, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying our claims for relief, and filing a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  The parties are currently engaged in discovery.

On December 14, 2006, we filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against Barrett Evans, a former member of our Board of Directors, asserting claims for damages for breach of fiduciary duty, breach of contract, unjust enrichment, civil conspiracy and racketeering. We are seeking more than $25,000 in actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of ours owned by Mr. Evans, forfeiture to us of all profits and gains resulting from his conduct, as well as all attorneys’ fees and costs.

The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  Wey filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.

On December 29, 2006, we filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, the former Chief Executive Officer of Challenger Powerboats, Inc., and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. We are seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of ours owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against us for breach of release and breach of contract.  Mr. Ryan and Ms. Fox also filed a Motion to Dismiss for Failure to State a Claim on March 19, 2007.  On April 9, 2007, we filed our Answer to the Counterclaim.  We filed a Memorandum in Opposition to the Motion to Dismiss on April 18, 2007.  Subsequently, defendants filed a Motion for Summary Judgement on April 27, 2007.  The parties are currently engaged in discovery.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued the following unregistered securities in the first quarter of 2007:

On January 3, 2007, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund in conjunction with their December 6, 2006, investment in the Company.  The shares were accounted for as interest expense.

On January 29, 2007, we issued 600,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their December 28, 2006 and January 23, 2007, investment in the Company.  The shares were accounted for as interest expense.

On January 23, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On January 25, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into ourcommon stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 5, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 12, 2007, we issued 1,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, we issued 3,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Michael Bullinger in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Charles Crary in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Howard Dahl in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to Thomas Shorma in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 600,000 shares of common stock valued at $66,000 to William Schlossman, Jr. in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 3,100,000 shares of common stock valued at $341,000 to Pacific Shores Investments for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, we issued 750,000 shares of common stock valued at $82,500 to Seacoast Advisors, LTD for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, we issued 375,000 shares of common stock valued at $41,250 to OTC Alerts, LLC for investor relation services.  The shares were accounted for as investor relations expense.

On February 27, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 28, 2007, we issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their January 25, 2007 and February 6, 2007, investment in the Company.  The shares were accounted for as interest expense.

On March 26, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On March 26, 2007, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, LTD, in the amount of $120,000.  The factoring agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   During the three months ended March 31, 2007, $63,000 of this Note was repaid, and the balance at March 31, 2007 is $53,000.

We issued the following unregistered securities as part of the IMAR acquisition during the first quarter of 2007.  For a full description of the IMAR transaction, please read disclosure elsewhere in this report including the Notes to the Financials and the Mangagement’s Discussion and Analysis section:

We agreed to pay a total of 3,000,000 shares of our restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. We also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment was due on February 28, 2007 and payments continue to be due on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We have full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. We will be in default under the Notes if we fail to make a payment under the Notes when due, if we fail to perform under the Notes or any related agreement, a receiver is appointed for us or the our guarantor's property, an assignment is made for our benefit = or our guarantor's creditors, a proceeding is commenced by or against us or our guarantor in Bankruptcy, if we fail to perform under the Agreement of Purchase and Sale, or if we cease all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event we default under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment was due on February 28, 2007 and payments continue on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in Bankruptcy. In the event we default under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

We also agreed to issue Mr. Overbye 625,000 shares of our restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 125,000 shares of its common stock at a strike price of $0.15 and 125,000 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the warrants is subject to the Leak-Out Agreement.

The Promissory Note of $670,000 under the Asset and Technology Acquisition Agreement, as well as each debt, liability and obligation which IMAR Group or Challenger Powerboats may now or at any time hereafter owe to Overbye or Gekko Sports Corporation pursuant to such Asset and Technology Acquisition Agreement, is secured pursuant to a Security Agreement entered into on January 29, 2007 between IMAR Group and Challenger Powerboats on one hand and Mark Overbye and Gekko Sports Corporation on the other hand. Under the terms of the Security Agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to us and our subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

As described above, in connection with the acquisition of IMAR and the Assets and Technology of Gekko, we issued warrants to purchase 125,000 shares of common stock at a strike price of $0.15 and warrants to purchase 125,000 shares of common stock at a strike price of $0.20.

We issued the following unregistered securities subsequent to the close of the first quarter of 2007:

On April 3, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, LTD, in the amount of $150,000.  The financing agreement has a 3% monthly interest rate and is due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.

On April 6, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

On May 3, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LTD, in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of $0.03.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 7, 2007, shareholders approved two resolutions:

•

To amend our Amended Articles of Incorporation, as amended, to increase the authorized shares of our common stock from 100,000,000 shares to 500,000,000 shares; and

•

To effectuate a reverse split of our issued and outstanding shares of common stock in the ratio of up to 1:20.

As of the Record Date of March 7, 2007, we had authorized 100,000,000 shares of common stock, of which 68,058,524 shares were issued and outstanding at March 7, 2007. Each share of common stock has one vote.  A majority of votes representing 52.3% of votes cast by holders of our common stock have executed a written consent in favor of the action to increase the authorized shares of our common stock from 100,000,000 shares to 500,000,000 shares and to effectuate a reverse split of our issued and outstanding shares of common stock in the ratio of up to 1:20.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

NUMBER     DESCRIPTION OF EXHIBIT

-----------       -------------------------------------

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

4.36

Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated June 16, 2005 (included as Exhibit 4.37 to the Form 10-QSB filed August 15, 2005, and incorporated herein by reference).

4.37

Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated August 24, 2005 (included as Exhibit 4.35 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

4.38

Warrant Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated July 7, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

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

4.84

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 23, 2007 (included as exhibit 4.84 to the form 10-KSB filed April 16, 2007, and incorporated herein by reference).

4.85

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 25, 2007 (included as exhibit 4.85 to the form 10-KSB filed April 16, 2007, and incorporated herein by reference).

4.86

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated February 5, 2007 (included as exhibit 4.86 to the form 10-KSB filed April 16, 2007, and incorporated herein by reference).

4.87

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated February 27, 2007 (included as exhibit 4.87 to the form 10-KSB filed April 16, 2007 and incorporated herein by reference).

4.88

Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 26, 2007 (filed herewith).

4.89

Purchase Order Financing Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 26, 2007 (filed herewith).

4.90

Purchase Order Financing Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated April 3, 2007 (filed herewith).

4.91

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated April 6, 2007 (filed herewith).

4.92

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 3, 2007 (filed herewith).

10.1

Consulting Agreement between the Company and Dutchess Advisors, dated October 1, 2003 (included as Exhibit 10.10 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

10.2

Consulting Agreement between the Company and Douglas Leighton, dated January 15, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 4, 2004, and incorporated herein by reference).

10.3

Consulting Agreement between the Company and Michael Novielli, dated January 15, 2004 (included as Exhibit 10.2 to the Form S-8 filed February 4, 2004, and incorporated herein by reference).

10.4

Consulting Agreement between the Company and Theodore J. Smith, dated February 6, 2004 (included as Exhibit 10.1 to the Form S-8 filed February 13, 2004, and incorporated herein by reference).

10.5

Non-Employee Directors and Consultants Retainer Stock Plan, dated October 2, 2003 (included as Exhibit 4 to the Form S-8 filed October 17, 2003, and incorporated herein by reference).

10.6

Marketing and Distribution Agreement between the Company and Marine Holdings, Inc., dated March 1, 2005 (included as Exhibit 10.1 to the 8-K filed March 4, 2005, and incorporated herein by reference).

10.7

Business Services Agreement between the Company and Dutchess Advisors, LLC, dated March 1, 2005 (included as Exhibit 10.26 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

10.8

Investment Agreement between the Company and Preston Capital Partners, dated August 24, 2005 (included as Exhibit 10.21 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

10.9

Placement Agent Agreement between the Company, Preston Capital Partners, and U.S. Euro Securities, dated August 24, 2005 (included as Exhibit 10.22 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

10.10

Employment Agreement between the Company and Laurie Phillips, dated May 16, 2005 (included as Exhibit 10.1 to the Form 8-K filed June 8, 2005, and incorporated herein by reference).

10.11

Corporate Consulting Agreement between the Company and Dutchess Advisors LLC, dated November 1, 2005 (included as Exhibit 10.24 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

10.12

Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, II, LP, dated May 17, 2006 (included as Exhibit 10.25 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

10.13

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

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, State of Missouri on the 21st day of May, 2007.

CHALLENGER POWERBOATS, INC.

By:	/s/ Laurie A. Phillips
Laurie A. Phillips
President, Chief Executive Officer, Chief Financial Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Novielli	Chairman of the Board of Directors	May 21, 2007
Michael A. Novielli

/s/ Douglas H. Leighton	Director	May 21, 2007
Douglas H. Leighton

/s/ Theodore J. Smith	Director	May 21, 2007
Theodore J. Smith