Form 10QSB
period 2007-06-30
Challenger Powerboats, Inc.
filed 2007-08-20
CIK 1114908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

Number of shares of the issuer’s common stock outstanding as of August 15, 2007: 71,508,579

Transitional Small Business Disclosure Format (Check one): Yes   No

CHALLENGER POWERBOATS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Challenger Powerboats, Inc.

We have reviewed the accompanying balance sheet of Challenger Powerboats, Inc. (the “Company”) as of  June 30, 2007 and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the three and six months ended June 30, 2007, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2007. These financial statements are the responsibility of the Company's management.

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

August 17, 2007	/s/Jaspers and Hall
Jaspers + Hall, PC
Denver, Colorado

CHALLENGER POWERBOATS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$336,317	$174,706
Accounts Receivable – Trade	738,172	-
Inventory – Boats in Progress	329,410	114,528
Inventory – Parts	955,771	141,003
Inventory – Trailers	107,360	85,059
Inventory – Complete Boats	1,165,087	1,476,023
Other Current Assets	-	489
TOTAL CURRENT ASSETS	3,632,117	1,991,808
PROPERTY AND EQUIPMENT
Building and Land	961,675	990,021
Boats molds and plugs	711,393	602,203
Machinery and equipment	1,250,423	194,124
Office equipment and furniture	47,525	11,070
Leasehold improvements	249,867	246,284
Autos and trucks	71,151	69,000
Trailers	26,129	26,129
Computers and software	65,236	-
R & D Inventory Asset	80,690	-
Accumulated depreciation and amortization	1,103,777	(477,161)
NET PROPERTY & EQUIPMENT	2,360,311	1,661,670
OTHER ASSETS
Certificates of Deposit	1,127,961	1,000,000
Floor plan reserves	241,180	-
Other assets	3,600	-
TOTAL OTHER ASSETS	1,372,742	1,000,000
TOTAL ASSETS	$7,365,170	$4,653,478

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,631,894	$294,244
Accrued expenses - other	-	96,579
Accrued interest	1,882,781	1,087,869
Accured dividend	34,375	-
Payroll tax liabilities	90,177	97,781
Accrued salaries and vacation	168,646	-
Warranty reserve	496,572	-
Private investor promissory notes	268,000	168,000
Vendor note payable – current portion	53,074	-
Work-in-process loans	804,472	1,090,780
Note payable to Sun Security – current portion	84,612	169,224
Note payable to Bank of Washington – current portion	3,028	2,552
Notes payable for IMAR acquisition – current portion	937,049	-
Note payable for Gekko acquisition – current portion	221,305	-
Promissory notes – related party (net of discount)	1,900,878	2,281,054
Receivable & Purchase Order factoring agreements – related party	817,000	695,000
Other current liabilities	223,497	-
TOTAL CURRENT LIABILITIES	10,617,361	5,983,083
LONG TERM LIABILITIES
Note payable to Bank of Washington – less current portion	6,480	9,804
Vendor note payable – less current portion	108,211	-
Note payable to Sun Security- less current portion	2,665,286	2,665,287
Notes payable for IMAR acquisition- less current portion	1,146,520	-
Note payable for Gekko acquisition- less current portion	272,509	-
Long-term debt – related party (net of discount)	13,243,003	9,310,293
TOTAL LONG TERM LIABILITIES	17,442,009	11,985,384
TOTAL LIABILITIES	28,059,370	17,968,467
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
at $0.001 par value, 74,883,579 shares issued
and outstanding at June 30, 2007 and 55,933,579
issued and outstanding at December 31, 2006	74,884	55,934
Additional paid-in capital	12,334,144	15,869,322
Subscriptions receivable	(86,371)	(33,064)
Accumulated deficit	(33,016,857)	(29,207,181)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(20,694,200)	(13,314,989)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$7,365,170	$4,653,478

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED INCOME STATEMENT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
REVENUE
Performance and Sport Boats	$3,568,332	$(792,895)	$5,166,878	$(34,305)
TOTAL REVENUE	3,568,332	(792,895)	5,166,878	(34,305)
Cost of Goods Sold - Performance and Sport Boats	2,888,594	(369,077)	4,370,033	544,311
TOTAL COST OF GOODS SOLD	2,888,594	(369,077)	4,370,033	544,311
GROSS PROFIT	679,738	(423,818)	788,845	(578,616)
OPERATING EXPENSES
Consulting fees	40,500	62,090	40,500	104,580
Advertising & Marketing	66,516	12,000	128,658	25,917
Documentation fees for funding	-	130,000	-	280,000
Officer compensation	65,926	(26,160)	126,676	6,340
Investor relations	56,832	112,050	575,992	541,655
Sales consulting & commissions	36,624	11,838	75,103	25,838
Professional fees	236,439	29,466	278,267	37,846
Payroll and taxes	292,975	257,922	706,656	396,432
Employee benefits	55,796	35,296	140,463	38,730
Depreciation and amortization	100,766	40,615	182,912	47,952
Writedown of assets	1,146	-	1,146	130,000
Sales adjustments and allowances	60,691	42,706	102,034	42,706
Travel	57,870	10,921	120,501	17,954
Trade shows	16,410	-	88,844	-
Business insurance	119,650	159,885	175,600	170,027
Other operating expenses	137,643	83,402	373,256	114,259
TOTAL OPERATING EXPENSES	1,345,784	962,031	3,116,608	1,980,236
LOSS FROM OPERATIONS	(666,046)	(1,385,849)	(2,327,763)	(2,558,852)
OTHER (INCOME) / EXPENSES
Interest expense	1,041,420	2,263,859	1,820,591	2,580,960
Dividend expense	34,375	-	34,375	-
Loss/(Gain) on sale of assets	-	5,000	-	5,000
Other (Income) / Expense	(5,249)		(5,269)
TOTAL OTHER INCOME (EXPENSE)	1,070,546	2,268,859	(1,849,697)	2,585,960
LOSS BEFORE INCOME TAXES	(1,736,592)	(3,654,708)	(4,177,460)	(5,144,812)
Provision for income taxes	-	-	-
NET LOSS	$(1,736,592)	(3,654,708)	$(4,177,460)	(5,144,812)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	(0.30)	$(0.09)	(0.85)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,295,887	12,008,797	48,459,670	6,037,572

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,177,458)	$(5,144,812)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	183,552	48,269
Writedown of assets		-
Issuance of stock for debt inducement	379,750	1,650,422
Issuance of stock for other services	464,750	195,500
Issuance of stock for equity line funding	515,489	-
Issuance of stock for IMAR acquisition	330,000	-
Debt conversion feature expense		-
Loan payoffs for Marine Holdings closing transaction		(78,251)
Debt payoffs for IMAR closing transaction	(586,236)	-
(Increase) decrease in current assets:
Accounts receivable	(496,264)	13,390
Inventory	530,039	(1,163,718)
Advances to Marine Holdings, Inc		(529,700)
Floor plan reserves	(72,784)	-
Prepaid expenses	68,341	-
Increase (decrease) in current liabilities:
Accrued expenses and accounts payable	(15,022)	(253,300)
Accrued interest	794,912	308,774
Accrued dividend	34,375	-
Sun Security WIP loans	(286,307)	(166,081)
Payroll and tax liabilities payable	35,972	6,854
Warranty reserve	(276,540)	-
Deferred revenues		33,152
NET CASH USED IN OPERATING ACTIVITIES	(2,573,431)	(5,079,501)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets	(95,357)	(109,440)
Purchase of certificate of deposit as collateral	(101,260)	(1,000,000)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(196,617)	(1,109,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(847,722)	272,267
Proceeds from private convertible promissory notes	100,000	-
Proceeds from related party convertible debts	3,549,685	5,596,454
Proceeds from related party factoring agreement	122,000	-
Proceeds from line of credit – stock subscription receivable	(53,307)	38,224
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,870,656	5,906,945
NET INCREASE IN CASH	100,608	(281,996)
CASH AT BEGINNING OF PERIOD	$235,709	$331,386
CASH AT END OF PERIOD	$336,317	$49,390
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$318,329	$215,238
Income taxes paid	-	-

CHALLENGER POWERBOATS, INC.
Statements of Changes in Stockholders Equity

	Common Stock
	Shares	Par .001	Additional Paid In Capital	Shares To Be Issued	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total Stockholder Equity

BALANCE,
December 31, 2005	19,551,376	$19,551	$18,438,244	-	$-	$(77,766)	$(20,074,037)	$(1,694,008)
Issuance of Stock for Equity line	8,600,000	8,600	511,356	-	-	44,702	-	(564,658)
Issuance of Stock for Inv Rel Svcs	2,250,000	2,250	210,250	-	-	-	-	212,500
Issuance of Stock for Debt inducement	22,980,271	22,980	1,716,442	-	-	-	-	1,739,422
Conversion of Debts	1,115,874	1,116	51,630	-	-	-	-	52,746
Issuance of Stock for Employee comp	60,000	60	2,940	-	-	-	-	3,000
Issuance of Stock for Conv Of Prom Note	1,933,333	1,934	75,400	-	-	-	-	77,333

Recission of Stock issued For Mktg Svcs	(557,275)	(557)	(21,734)	-	-	-	-	(22,291)
Merger Accounting – MHI Acquisition			(5,115,206)					(5,115,206)
Net Loss	-	-	-	-	-	-	(9,133,144)	(9,133,144)
BALANCE,
December 31, 2006	55,933,579	$55,934	$15,869,322	-	$-	$(33,064)	$(29,207,180)	$(13,314,98)
Issuance of Stock for Equity line	6,000,000	6,000	509,471			(53,307)		462,164
Issuance of Stock for Debt inducement	1,350,000	5,725	374,025					379,750
Issuance of Stock for Inv Rel Svcs	4,225,000	4,225	460,525					464,750
Stock issued for IMAR acquisition	3,000,000	3,000	327,000					330,000
Merger Accounting – IMAR Acquisition			(5,204,981)					(5,204,981)
Net Loss							(4,177,488)	(4,177,488)
	68,508,579	$74,884	$12,701,928	-	$-	$(86,371)	$(33,384,639)	$(20,694,200)

See accompanying notes to financial statements.

CHALLENGER POWERBOATS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Shogun Advertising, Inc. (the ”Company”) incorporated in the State of Nevada on August 14, 1994. On May 10, 1998, the Company changed its name to Xtreme Webworks.  As Xtreme Webworks, the Company offered services to internet companies. On April 24, 2002, the Company changed its name to Xtreme Companies, Inc. On November 30, 2002, the Company determined that its internet hosting and marketing business was not strategic to its ongoing objectives and discontinued capital and human resource investment in the business. On April 26, 2002, the Company executed an Acquisition Agreement with Waste Renewal Systems, Inc., a Nevada Corporation.  Waste Renewal Systems, Inc. provided an innovative and proprietary waste processing solution for municipal solid waste disposal.  On May 15, 2002, the Company executed an Acquisition Agreement with Nucon International, Inc., a Nevada corporation who later changed its name to Nuclear Reduction Systems, Inc.  Nuclear Reductions Systems, Inc. provided cutting edge technology in the nuclear waste treatment industry. In July 2003, the Company discontinued the operation of Waste Renewal Systems, Inc. and Nuclear Reduction Systems, Inc., due to the failure to negotiate satisfactory terms for the extension of the license agreements and the Company’s inability to commercialize its products.

On October 1, 2003, the Company entered into an Agreement and Plan of Reorganization with Rockwell Power Systems, Inc., a Delaware corporation.  As a result of the transaction, Rockwell Power Systems, Inc. became the Company’s wholly-owned subsidiary.  Under this Agreement, the Company purchased substantially all of the capital stock of Rockwell Power Systems, Inc. for approximately $175,000 in exchange for 60,000,000 shares of its common stock.

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

From October 1, 2003 until February 28, 2005, the Company focused its efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes.  On March 1, 2005, the Company signed an exclusive distribution and marketing agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, and Ronald DiBartolo and Gailynn DiBartolo, owners of all outstanding shares of common stock of Marine Holdings, Inc.  Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and were the exclusive distributor of leisure, fishing and performance boats manufactured by Marine Holdings, under the Challenger Offshore name.

The Company provided its key personnel, resources and capital to Marine Holdings, Inc. to facilitate the sales of Marine's products through direct selling and other distributors. All purchase orders flowed through the Company and were immediately assigned to Marine for fulfillment. Marine procured all inventory and assumed responsibility for the shipment and delivery of all of its products ordered by the purchaser. The Company received a five percent cash commission, based on the total sales price as represented on purchase orders received by it or Marine for all product sales.

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

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 3,000,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $168,638.31 was due and paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company has full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Notes if it fails to make a payment under the Notes when due, if the Company fails to perform under the Notes or any related agreement, a receiver is appointed for the Company or the its guarantor's property, an assignment is made for the benefit of the Company or the Company’s guarantor's creditors, a proceeding is commenced by or against the Company or its guarantor in Bankruptcy, if the Company fails to perform under the Agreement of Purchase and Sale, or if the Company ceases all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event the Company defaults under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment of $40,238.24 was due and payable on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

The Company also agreed to issue Mr. Overbye 625,000 shares of its restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 125,000 shares of its common stock at a strike price of $0.15 and 125,000 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the warrants is subject to the Leak-Out Agreement.

In addition, the Company entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement the Company agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of the Company’s Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent (5%) of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by the Company’s Chief Executive Officer and our Board of Directors. The metrics are to be mutually agreed upon by the Company’s Board of Directors, Chief Executive Officer and Mr. Overbye.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $6,985,244 as of June 30, 2007. The Company had operating losses of ($1,736,592) and ($3,654,708) for the three months ended June 30, 2007 and 2006, respectively.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Challenger Powerboats, Inc. and its wholly-owned subsidiaries; Marine Holdings, Inc, d/b/a Challenger Powerboats, IMAR Group, LLC, d/b/a Sugar Sand and Gekko, and Rockwell Power Systems, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.  For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing transaction.  For consolidation purposes, IMAR Group, LLC operations have been consolidated from January 1, 2007 forward, in accordance with the terms of the closing transaction.

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

Under the agreement terms for dealer floor plan financing, the floor plan financing companies hold reserves from each invoice processed before funds are advanced to the Company.  As of June 30, 2007, the reserve balances were $241,180.

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

INVENTORY

The finished boat inventory of $1,165,087 consists of nineteen boats  The $107,360 at June 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $329,410 at June 30, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $955,771 at June 30, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

STOCK BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2007, and June 30, 2006, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation.  As of June 30, 2007, convertible debentures could convert into 516,234,361 shares of common stock and 1,745,81700 shares of common stock could be issued pursuant to the exercise of warrants.

ADVERTISING AND MARKETING COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $66,516  and $12,000 for the three months ended June 30, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in cost of goods sold in the statement of operations. Total shipping and handling costs were $73,841 and $0 for the three months ending June 30, 2007 and 2006, respectively.

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

2007
Deferred tax assets:
Net operating loss carry forwards	$ 33,016,857
Valuation allowance for deferred tax assets	(33,016,857)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, the Company had net operating loss carry forwards of approximately $33,016,857 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 2.

ACCOUNTS RECEIVABLE

As of June 30, 2007, accounts receivable consists of the following:

Accounts Receivable – Trade

Professional Boat Sales	$142,121
C&O Marine	107,565
Australian Leisure Marine	40,842
Forest Lake Motorsports	19,009
High Rock Boat Dock	27,813
Lakelands Marine	58,204
Liquid Ride	49,016
Mountain Top	17,083
Mountain Toys	66,521
Rapture Sports	43,085
Tanglewood Marine	52,826
Tide’s End	35,622
Wasatch Water Club	38,512
Other	39,952
TOTAL	$738,172

NOTE 3.

INVENTORY

As of June 30, 2007, inventory consists of the following:

New Performance & Sport Boats	$1,165,087
Boats In Process (WIP)	329,410
Parts Inventory	955,771
Trailers	107,360
TOTAL	$2,556,883

NOTE 4.

PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007, consists of the following:

2007
Building & Land	$961,675
Molds and plugs	711,393
Machinery and equipment	1,250,423
Autos and trucks	71,151
Office equipment and furniture	47,525
Trailers for plant use	26,129
Computers and software	65,236
Building improvements & capital additions	249,867
R & D inventory	80,690
Less accumulated depreciation and amortization	(1,103,777)
$2,360,311

NOTE 5.

ADVANCES TO MARINE HOLDINGS, INC.

During 2004, 2005, and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc. d/b/a Challenger Offshore, a Missouri boat manufacturer, totaling $144,605, $2,311,891, and $1,254,398 respectively. These advances have been eliminated in the consolidated financial statements subsequent to the purchase and merger with Challenger Powerboats, Inc. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

NOTE 6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2007 consists of the following:

2007
Accounts payable	$ 2,631,894
Accrued expenses	0
Accrued interest	1,882,781
Accrued dividend	34,375
Accrued payroll taxes	90,177
Total	$ 4,639,227

NOTE 7.

CONVERTIBLE DEBENTURES WITH RELATED PARTIES

On October 1, 2003, the Company entered into an investment agreement with eFund Capital Partners, LLC for $50,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading  days prior to closing.

On January 20, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II,  LP for $20,664.50 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest  bid  prices  of  the  common  stock for the thirty trading days prior to closing

On February 18, 2004, the Company entered into an investment agreement with Preston Capital Partners, LLC for $28,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest  bid  prices  of  the  common  stock for the thirty trading days prior to closing.  As of June 30, 2007, $20,404.44 of this Note had been repaid and the balance is $7,595.56.

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

On February 23, 2004, the Company entered into an investment agreement with eFund Capital Partners, LLC for $40,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading  days prior to closing.

On October 18, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II, LP, for $20,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the  thirty trading days prior to closing.

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

On December 15, 2004, the Company entered into an investment agreement with eFund Capital Partners, LLC for $38,400 whereby the Company issued a convertible debenture. The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty trading  days prior to closing.

On December 23, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund, II, LP, for $240,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty  trading days prior to closing.

On January 3, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $240,000, at a discount of $40,000.  The debenture has an 8% interest rate and is due and payable January 3, 2010.  The  purchaser  of  the  convertible  debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price of the common  stock  during  the  fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

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

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was due on December 21, 2005.  The Note carries a discounted amount of $10,000.   During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $120,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was due on January 5, 2006.  The Note carries a discounted amount of $24,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $144,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was due on August 22, 2006.  The Note carries a discounted amount of $30,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $180,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and was due on September 1, 2006.  The Note carries a discounted amount of $12,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $72,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was due on September 7, 2006.  The Note carries a discounted amount of $18,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $108,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was due on September 15, 2006.  The Note carries a discounted amount of $33,500.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $201,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was due on September 22, 2006.  The note carries a discounted amount of $26,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $158,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was due on September 30, 2006.  The Note carries a discounted amount of $39,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $236,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was due on October 7, 2006.  The Note carries a discounted amount of $37,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $222,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was due on October 14, 2006.  The Note carries a discounted amount of $32,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $192,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.

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

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was due on November 1, 2006.  The note carries a discounted amount of $26,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $156,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on November 9, 2006.  The note carries a discounted amount of $36,000.  During the year ended December 31, 2006, $0 of this Note was repaid , and the balance at June 30, 2007 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On November 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000.  The Note carries an interest rate of 0% per year and was due on November 22, 2006.  The Note carries a discounted amount of $10,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP. During the year ended December 31, 2005, $17,234 of this Note was repaid and during the year ended December 31, 2006, $42,666 of this Note was repaid.  The balance at June 30, 2007 is $0.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on December 6, 2006.  The Note carries a discounted amount of $36,000.  During the year ended December31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The Note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $302,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The Note carries an interest rate of 0% per year and is due on July 27, 2006.  The Note carries a discounted amount of $9,875.63.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at June 30, 2007 is $59,253.82.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP.

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

On February 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents ($0.10). During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On February 10, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents ($0.08). During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at June 30, 2007 is $149,000.

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

On June 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents ($0.06). During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at June 30, 2007 is $154,198.

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

On January 23, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On January 25, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 5, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 27, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On April 6, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 3, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).  During the three months ended June 30, 2007, $35,093 of this Note was repaid, and the balance at June 30, 2007 is $150,907.

NOTE 8.

CONVERTIBLE PREFERRED STOCK AGREEMENTS WITH RELATED PARTIES

On May 15, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $160,000.  The debenture has a 10% dividend rate and is due and payable May 15, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 25, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On June 26, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $685,000.  The debenture has a 10% dividend rate and is due and payable June 26, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

NOTE 9.

 NOTES PAYABLE

At June 30, 2007, the Company had various Notes Payable as follows:

At June 30, 2007, the Company had twelve short term Notes Payable with Sun Security Bank totaling $804,472, secured by Challenger boats–in-process and completed boats in inventory.  The Notes bear interest at a rate of U.S .Bank Prime Rate plus 2%, with an interest rate floor of 7%.  The individual notes are due and payable upon the sale of the boat securing the note.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The Note bears interest at a rate of US Bank Prime Rate plus 1% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank.  As of June 30, 2007, the Note Payable carries a principal balance of $2,749,898.

On March 28, 2006, the Company entered into a $16,088.50 long-term Note Payable with Bank of Washington. The Note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of June 30, 2007, the unpaid balance on the note is $9,482.

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

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 3,000,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company haves full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Notes if it fails to make a payment under the Notes when due, if the Company fails to perform under the Notes or any related agreement, a receiver is appointed for the Company or the its guarantor's property, an assignment is made for the benefit of the Company or the Company’s guarantor's creditors, a proceeding is commenced by or against the Company or its guarantor in Bankruptcy, if the Company fails to perform under the Agreement of Purchase and Sale, or if the Company ceases all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event the Company defaults under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment of $40,238.24 was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

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

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was initially due on December 21, 2005. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $10,000.   As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $120,000.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was initially due on January 5, 2006.   The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $24,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $144,000.

On August 19, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was initially due on August 19, 2006.  The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  The Note carries a discounted amount of $30,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $180,000.

 On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note promissory note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and was initially due on September 1, 2006.   The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $12,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $72,000.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was initially due on September 7, 2006.  The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $18,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $108,000.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was initially due on September 15, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $33,500.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $201,000.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was initially due on September 22, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $26,400.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $158,400.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was initially due on March 31, 2007. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $39,400.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $236,400.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was initially due on October 7, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  The Note carries a discounted amount of $37,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $222,000.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was initially due on October 14, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $32,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $192,000.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was initially due on November 1, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  The Note carries a discounted amount of $26,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $156,000.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was initially due on November 9, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $36,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $216,000.

On November 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $60,000.  The Note carries an interest rate of 0% per year and was due on November 22, 2006.  The Note carries a discounted amount of $10,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, II, LP. During the year ended December 31, 2005, $17,234 of this Note was repaid and during the year ended December 31, 2006, $42,666 of this Note was repaid.  The balance at June 30, 2007 is $0.

On December 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and is due on December 7, 2006.  The Note carries a discounted amount of $36,000.  As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $216,000.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The note carries a discounted amount of $50,400.   As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $302,400.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, II, LP in the amount of $59,253.82.  The Note carries an interest rate of 0% per year and was initially due on July 27, 2006. The Note was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, LP. The Note carries a discounted amount of $9,875.63.   As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $59,253.82.

On  March 8, 2007, we sold a subordinated convertible promissory note to Wakelin McNeel in the amount of $100,000. The Note is convertible at  the  lesser of a) a 25% discount to market or b) $0.10 per shares. The Note bears a 20% interest rate and matures twelve months from the date of issuance.

On March 13, 2007, the Company entered into an unsecured long-term Note Payable with Composites One, a trade vendor, of $221,440, whereby $221,440 of Accounts Payable was converted to a Note Payable.  The Note bears interest at a rate of 8.25% and a maturity date of March 5, 2009.  As of June 30, 2007, the Note Payable carries a principal balance of $195,710.

On June 7, 2006, the Company entered into an agreement relating to convertible promissory notes held by individual investors whereby the promissory notes are extended for a period of one year.  In consideration of the extension, the investors retain all rights and warrants from the prior notes and gain the additional right of a 50% conversion option, which may be exercised at any time during the second terms, including the maturity date.  The 50% conversion would be at a discount to the public selling price of the stock on the date the Company is notified of the investor’s intention.  The Company agrees to repay the principal and 40% simple interest at the maturity date or convert the note into common stock at $0.10 per share at anytime during the extended term, regardless of the public selling price.

NOTE 10.

FACTORING AND PURCHASE ORDER AGREEMENTS WITH RELATED PARTIES

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was initially due and payable July 17, 2006, with one month minimum interest due and payable on the funds. The Agreement was extended and is now due and payable within thirty days notice from Dutchess Private Equities Fund, II, LP.  As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $695,000.

On March 26, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   The Agreement was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, Ltd..  As of June 30, 2007, $58,000 of this Note was repaid, and the balance at June 30, 2007 is $122,000.

On March 26, 2007, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $120,000.  The financing agreement had a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder could increase the face amount by ten percent 10% per month, for each month that the agreement remained unpaid.   The agreement was repaid in full as of April 11, 2007.

On April 3, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $150,000.  The financing agreement had a 3% monthly interest rate and was due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder could increase the face amount by ten percent 10% per month, for each month that the agreement remained unpaid.   The Agreement was extended and was repaid in full as of June 22, 2007.

NOTE 11.

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

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  The Company responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  The Company then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  The Company filed its First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, the Company either performed, tendered performance, or was excused from performing all of its contractual obligations.  The Company is seeking recovery of all attorneys’ fees.  The Company filed a Motion for Summary Judgement.  Mediation is scheduled for this case on September 5, 2007.

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  The Company filed its Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  The Company furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortious interference, civil conspiracy and racketeering.  The Company is seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying the Company’s claims for relief, and filing a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  On June 25, 2007, Marine Holdings and Challenger Powerboats filed a Response in Opposition to the Motions to Dismiss filed by Life Line, Michael Lochirco and Lochirco Fruit and Produce. The parties are currently engaged in discovery.

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

The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  The Company filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.  The parties are currently engaged in Discovery.

On December 29, 2006, the Company filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, the former Chief Executive Officer of Challenger Powerboats, Inc., and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. The Company is seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all shares, warrants and debentures of the Company owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against the Company for breach of release and breach of contract.  Mr. Ryan and Ms. Fox also filed a Motion to Dismiss for Failure to State a Claim on March 19, 2007.  On April 9, 2007, the Company filed its Answer to the Counterclaim.  The Company filed a Memorandum in Opposition to the Motion to Dismiss on April 18, 2007.  Subsequently, defendants filed a Motion for Summary Judgement on April 27, 2007.  On June 6, 2007, the Court denied Defendant’s Motion for Summary Judgment without prejudice.  On August 7, 2007, the Court entered its Memorandum and Order Dismissing Count VII (Civil Racketeer Influenced Corrupt Organizations) of the Company’s Complaint.  The parties are currently engaged in discovery.

On June 15, 2007, Donald Scott filed a lawsuit in the District Court of the County of Stearns, Minnesota against IMAR Group, LLC, a wholly owned subsidiary of Challenger Powerboats, and against Gary Rutherford.  Against IMAR, Donald Scott asserts claims for damages for breaches of contract, conversion, and unjust enrichment. Donald Scott is seeking from IMAR Group, LLC, more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  Against Gary Rutherford, Donald Scott asserts claims for conversion, interference with prospective business advantage, slander and unjust enrichment. Donald Scott is seeking from Gary Rutherford more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs. On July 19, IMAR Group, LLC filed its Answer and Cross-claim denying liability and asserting a cross claim against Gary Rutherford seeking contribution and/or indemnity from Gary Rutherford to the extent that IMAR Group, LLC and Rutherford are found jointly liable based on actionable conduct by Gary Rutherford.  On July 24, Gary Rutherford filed a cross-claim against IMAR Group, LLC seeking recovery from against IMAR to the extent that the note is reduced by Donald Scott’s claims against IMAR and seeking indemnity or reimbursement from IMAR Group, LLC to the extent that IMAR and Gary Rutherford are found jointly liable.  The parties are currently engaged in discovery.

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

NOTE 12.

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

On January 29, 2007, the Company issued 600,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their January 23, 2006 and January 25, 2007, investment in the Company.  The shares were accounted for as interest expense.

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

On February 21, 2007, the Company issued 3,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, the Company had received cash proceeds for 2,500,577 of these shares on February 26, 2007, March 7, 2007, March 12, 2007, March 19, 2007 and April 3, 2007.  The remaining 499,423 shares outstanding were applied as payment against the May 3, 2007 debenture with Dutchess Private Equities Fund.

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

On February 21, 2007, the Company issued 750,000 shares of common stock valued at $82,500 to Seacoast Advisors, Ltd. for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, the Company issued 375,000 shares of common stock valued at $41,250 to OTC Alerts, LLC for investor relation services.  The shares were accounted for as investor relations expense.

On February 28, 2007, the Company issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their February 5, 2007 and February 27, 2007, investment in the Company.  The shares were accounted for as interest expense.

On February 29, 2007, the Company issued a common stock purchase warrant to Mark Overbye in accordance with the Gekko purchase terms. The warrants can be exercised at any time on or after February 28, 2009 and through January 28, 2010 to purchase up to 125,000 shares of Challenger Powerboat, Inc. common stock.  The purchase price of one share of stock under the warrant is equal to $0.15.

On February 29, 2007, the Company issued a common stock purchase warrant to Mark Overbye in accordance with the Gekko purchase terms. The warrants can be exercised at any time on or after February 28, 2009 and through January 28, 2010 to purchase up to 125,000 shares of Challenger Powerboat, Inc. common stock.  The purchase price of one share of stock under the warrant is equal to $0.20.

On April 9, 2007, the Company issued 3,000,000 shares of common stock valued at $207,000 to Dutchess Private Equities Fund in conjunction with their April 6, 2007 investment in the Company.  The shares were accounted for as interest expense.

On May 24, 2007, the Company issued 690,000 shares of common stock valued at $33,810 to Dutchess Private Equities Fund in conjunction with their May 3, 2007 and May 15, 2007 investment in the Company.  The shares were accounted for as interest expense.

On May 29, 2007, the Company issued 2,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, the Company applied proceeds from 122,359 of these shares against the May 3, 2007 debenture with Dutchess Private Equities Fund.  There are 1,877,641 shares outstanding as of June 30, 2007.

On June 26, 2007, the Company issued 625,000 shares of common stock valued at $33,565 to Dutchess Private Equities Fund in conjunction with their June 26, 2007 investment in the Company.  The shares were accounted for as interest expense.

As of June 30, 2007, the Company had issued 15,100,000 shares of the Company’s common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.  The proceeds received for 8,874,003 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund, II, LP, and the Company received the cash proceeds from 4,348,357 shares.  The remaining 1,877,641 shares had not been returned to the company as of June 30 , 2007.

NOTE 13.

RENTS

The Company occupies office and manufacturing space at the manufacturing facility in Washington, Missouri, which is owned by the Company.  Effective Jan 1, 2007, the Company rents a manufacturing facility in Fargo, North Dakota,   This facility is used for production of the IMAR Group, LLC product and includes office space.

For the three months ended June 30, 2007, the Company had building rental expense of $29,737 for the rental of the manufacturing and office space in Fargo.

NOTE 14.

SUBSEQUENT EVENTS

On July 12, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $550,000.  The debenture has a 10% dividend rate and is due and payable July 12, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On August 3, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $650,000.  The debenture has a 10% dividend rate and is due and payable August 8, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

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

We recognize income when the products are shipped, and when the service is provided.  We apply the provisions of the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Our product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB (Free On Board) Washington, Missouri and/or Fargo, North Dakota plant, thereby, the customer is responsible for the goods when they are loaded onto the delivery vessel.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.  As a result of our sales terms, the likelihood of uncollectible accounts receivable remains low.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for our Company for our fiscal year ending December 31, 2007. We have not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company for our fiscal year beginning on July 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial statements.

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

GOING CONCERN

Our audited financial statements for the three months ended June 30, 2007, reflect a net loss of $1,736,592 and net cash flows used by operations of $2,573,431.  Our management is currently pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our proposed products and ultimately, upon our ability to attain future profitable operations.  There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flows from operations.

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

Under the agreement terms for dealer floor plan financing, the floor plan financing companies hold reserves from each invoice processed before funds are advanced to the Company.  As of June 30, 2007, the reserve balances were $241,180.

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

ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,165,087 consists of nineteen boats  The $107,360 at June 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $329,410 at June 30, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $955,771 at June 30, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

STOCK BASED COMPENSATION

We have adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2007, and June 30, 2006, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.

REVENUE RECOGNITION

We recognize income when the products are shipped, and when the service is provided.  We apply the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Powerboat product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB Washington, Missouri and Fargo, North Dakota plant.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue  from the  sale  of products is recognized when a formal arrangement exists, the price is  fixed,  or  determinable,  the  delivery  is completed and collectibility is reasonably  assured.  As a  result  of  our  sales  terms,  the  likelihood  of uncollectible  accounts  receivable  remains  low.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on our earnings per share in the future but are not included in the calculation.  As of June 30, 2007, convertible debentures could convert to 516,234,361 shares of common stock and 1,745,817 shares could be issued pursuant to the exercise of warrants.

ADVERTISING AND MARKETING COSTS

Advertising and promotional activities are expensed when incurred. Total advertising costs were $66,516 and $12,000 for the three months ending June 30, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. We bill our customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by us for shipping and handling costs related to the sale and delivery of goods to our customers, are included in cost of goods sold in the statement of operations. Total shipping and handling costs were $73,841 and $0 for the three months ended June 30, 2007 and 2006, respectively.

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

2007
Deferred tax assets:
Net operating loss carry forwards	$ 33,016,857
Valuation allowance for deferred tax assets	(33,016,857)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, we had net operating loss carry forwards of approximately ($33,016,857) for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

GOING CONCERN

Our financial statements for the three month period ended June 30, 2007, reflect a net loss of $1,736,592 and net cash flows used by operations of ($2,573,431).  We are pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our products and ultimately, upon our ability to attain future profitable operations. We may not be successful in obtaining such financing or attaining positive cash flows from operations.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006.

NET REVENUES

For the three months ended June 30, 2007, we generated net revenues of $3,568,332 , as compared to net revenues of ($792,895) for the three months ended June 30, 2006.  The major change in our business that impacted revenues for the three months ended June, 2007 is the addition of IMAR Group, LLC sales.  IMAR sales for the three month period were $2,480,641.

COST OF GOODS SOLD

We incurred costs of sales of $2,888,694 for the three months ended June 30, 2007, as compared to ($369.077) for the three months ended June 30, 2006.  Cost of goods sold increased due to the addition of IMAR Group, LLC operations.  IMAR cost of goods sold for the three month period were $1,775,962.  All costs of sales are recorded at the time the product is sold.

OPERATING EXPENSES

Operating expenses increased to $1,345,784 for the three months ended June 30, 2007 as compared to $962,031 for the three months ended June 30, 2006. The increase in operating expenses for the three month period ended June 30, 2007 as compared to June 30, 2006 occurred primarily as a result of the acquisition of IMAR Group, LLC and the inclusion of their operating expenses of $308,334 for the three month period.  The major factors in our operating expenses increasing are the following:

•

Payroll and payroll taxes increased from $257,922 to $292,975.  IMAR Group expenses were $95,790 for the three month period.

•

Travel expenses increased to $57,870 vs $10,921 as of June 30, 2006.

•

Trade show expenses increased to $16,410 vs $0 as of June 30, 2006.

•

Professional fees increased to $236,439 vs $29,466 as of June 30, 2006.

•

Advertising and marketing expenses increased to $66,516 vs $12,000 as of June 30, 2006 as a result of increased print advertising.

INTEREST EXPENSE

Interest expense increased to $1,041,420 for the three month period ended June 30, 2007 from $2,263,859 for the three month period ended June 30, 2006.  The decrease is a result of $1,650,422 interest expense recorded on June 7, 2006 in connection with the issuance of 8,037,911 shares issued to Dutchess Private Equities and 12,592,360 shares issued to Dutchess Private Equities II, as an inducement to invest in our company.  Interest expense is recorded in connection with the issuance of convertible debentures, promissory notes and factoring and purchase order agreements by Dutchess Private Equities, LP,  Dutchess Private Equities II, LP, and Dutchess Private Equities, Ltd.  Each of our notes and debentures were issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant.  Also, our debentures are issued with a conversion preference to the holder of the debenture in the event of default, which are included in interest expense on the financial statements.

Interest expense has also increased as the result of work-in-process loans carried by Sun Security Bank, which fund the building of the product until it is sold, and the interest on the Sun Security Bank loan, which funded the acquisition of Marine Holdings, Inc. Interest expense also increased as a result of the IMAR promissory notes associated with the IMAR Group, LLC and Gekko acquisitions.

NET LOSS

We had a net loss of ($1,736,592) for the three months ended June 30, 2007, as compared to ($3,654,708) for the three months ended June 30, 2006.   The Net Loss decreased due to our increase in Marine Holdings and IMAR revenues.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring companies and assisting in the development of those companies internally. As of June 30, 2007, we had Total Current Assets of $3,632,117 compared to $1,991,808 as of December 31, 2006. This was due primarily to the following:

•

a $738,172 increase in Accounts Receivable

•

a $741,015 increase in inventory, including boats in process, parts, and finished boats,from the acquisition and merger of IMAR Group, LLC.

As of June 30, 2007, we had Total Current Liabilities of $10,617,361, compared to $5,980,531, as of December 31, 2006. This was due primarily to the following:

•

a $2,337,650increase in Accounts Payable from the acquisition and merger of IMAR Group, LLC

•

a $794,912 increase in Accrued Interest from additional debentures and receivable and purchase order factoring agreements.

•

a $840,984 increase in non-related party Notes Payable to $2,103,540 vs $1,262,556 as of December 31, 2006, with the increase stemming from the acquisition and merger of IMAR Group, LLC

•

a $496,572 increase in Warranty Reserve from the acquisition and merger of IMAR Group, LLC

•

a $122,000 increase in Dutchess Receivable and Purchase Order factoring agreements

Cash and cash equivalents were $336,317 as of June 30, 2007 as compared to $174,706 as of December 31, 2006.  Our Stockholders’ Equity at June 30, 2007 was a deficit of ($20,694,200) as compared to ($13,314,989) at December 31, 2006.

As of June 30, 2007, we had debt of $28,059,370, including convertible debentures, promissory notes and receivable and purchase order factoring agreements with related parties which total $15,960,881.  We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010, 2011 and 2012.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

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

FINANCING ACTIVITIES

On January 3, 2007, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund in conjunction with their December 6, 2006, investment in us.  The shares were accounted for as interest expense.

On January 29, 2007, we issued 600,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their December 28, 2006 and January 23, 2007, investment in us.  The shares were accounted for as interest expense.

On January 23, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On January 25, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On January 29, 2007, with an effective date of January 1, 2007, we acquired one-hundred percent of the total outstanding shares of International Marine and Recreation (“IMAR”) Group, LLC and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at our 80,000 square foot leased facility in Fargo, North Dakota.

As consideration for the acquisition, we paid total cash compensation of $256,500 and a total of 3,000,000 shares of our restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. We also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment shall be due on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We have full prepayment privileges at any time without prepayment penalty. Interest on these Notes is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date will be considered late and will be subject to a late charge based on the rate of 1% per month. We will be in default under the Notes if it fails to make a payment under the Notes when due, if we fail to perform under the Notes or any related agreement, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors, a proceeding is commenced by or against us or our guarantor in Bankruptcy, if we fail to perform under the Agreement of Purchase and Sale, or if we cease all IMAR business operations in Fargo, North Dakota within eighteen months from January 29, 2007. In the event we default under either of the Notes, the Holders may declare the entire unpaid principal balance on the Note in default and all accrued interest immediately due, after 30 days notice. Payment on the Notes is secured by the security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess is limited to $619,000.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment was due on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in Bankruptcy. In the event we default under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

We also agreed to issue Mr. Overbye 625,000 shares of its restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 125,000 shares of its common stock at a strike price of $0.15 and 125,000 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the warrants is subject to the Leak-Out Agreement.

In addition, we entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement we agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of our Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent (5%) of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by our Chief Executive Officer and Board of Directors. The metrics are to be mutually agreed upon by our Board of Directors, Chief Executive Officer and Mr. Overbye.

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

On February 5, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

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

On February 27, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 28, 2007, we issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their February 5, 2007 and February 27, 2007, investment in us.  The shares were accounted for as interest expense.

On March 26, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.  During the three months ended June 30, 2007, $58,000 of this Note was repaid, and the balance at June 30, 2007 is $122,000.

On March 26, 2007, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $120,000.  The factoring agreement has a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   During the three months ended June 30, 2007, $57,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On April 3, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $150,000.  The financing agreement had a 3% monthly interest rate and was due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder could increase the face amount by ten percent 10% per month, for each month that the agreement remained unpaid.  During the three months ended June 30, 2007, $150,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On April 6, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $720,000, at a discount of $120,000.  The debenture had a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On April 9, 2007, we issued 3,000,000 shares of common stock valued at $207,000 to Dutchess Private Equities Fund in conjunction with their April 6, 2007 investment in us.  The shares were accounted for as interest expense.

On May 3, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 15, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $160,000.  The debenture has a 10% dividend rate and is due and payable May 15, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 24, 2007, we issued 690,000 shares of common stock valued at $33,810 to Dutchess Private Equities Fund in conjunction with their May 3, 2007 and May 15, 2007 investment in us.  The shares were accounted for as interest expense.

On May 25, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 29, 2007, we issued 2,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, we applied proceeds from 122,359 of these shares against the May 3, 2007 debenture with Dutchess Private Equities Fund.  There are 1,877,641 shares outstanding as of June 30, 2007.

On June 26, 2007, we issued 625,000 shares of common stock valued at $33,565 to Dutchess Private Equities Fund in conjunction with their June 26, 2007 investment in us.  The shares were accounted for as interest expense.

On June 26, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $685,000.  The debenture has a 10% dividend rate and is due and payable June 26, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

As of June 30, 2007, we owe 250,000 shares of common stock to Dutchess Private Equities Fund in conjunction with their December 28, 2006 investment in us and 530,000 shares of common stock in conjunction with their May 25, 2007 investment in us.

As of June 30, 2007, we owe common stock equivalent to $15,000 to Grannus Financial Advisors per the payment terms of the consulting agreement entered into on May 28, 2007.

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

SUBSIDIARIES

As of June 30, 2007, we had three subsidiaries:

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On August 17, 2006, Mike Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  We filed our Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  We furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  We is seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of our securities owned by Mr. Thomas, forfeiture to us of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of our counterclaims for failure to state a claim.  The parties are currently engaged in discovery.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We are seeking recovery of all attorneys’ fees.  We filed a Motion for Summary Judgment.  Mediation in this case is scheduled for September 5, 2007.

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine Holdings, Inc. and Xtreme Companies, Inc., asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  We filed our Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  We furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortious interference, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying our claims for relief, and filing a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortious interference, civil conspiracy and racketeering.  On June 25, 2007, Marine Holdings and Challenger Powerboats filed a Response in Opposition to the Motions to Dismiss filed by Life Line, Michael Lochirco and Lorchirco Fruit and Produce.  The parties are currently engaged in discovery.

On December 14, 2006, we filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against Barrett Evans, a former member of the board of directors, asserting claims for damages for breach of fiduciary duty, breach of contract, unjust enrichment, civil conspiracy and racketeering. We are seeking more than $25,000 in actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all of our shares, warrants and debentures owned by Mr. Evans, forfeiture to us of all profits and gains resulting from his conduct, as well as all attorneys’ fees and costs.

The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  We filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.  The parties are currently engaged in Discovery.

On December 29, 2006, we filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, the former Chief Executive Officer of Challenger Powerboats, Inc., and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. We are seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all of our shares, warrants and debentures owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against us for breach of release and breach of contract.  Mr. Ryan and Ms. Fox also filed a Motion to Dismiss for Failure to State a Claim on March 19, 2007.  On April 9, 2007, we filed its Answer to the Counterclaim.  We filed a Memorandum in Opposition to the Motion to Dismiss on April 18, 2007.  Subsequently, defendants filed a Motion for Summary Judgement on April 27, 2007.  On June 6, 2007, the Court denied Defendant’s Motion for Summary Judgment without prejudice.  On August 7, 2007, the Court entered its Memorandum and Order Dismissing Count VII (Civil Racketeer Influenced Corrupt Organizations) of our Complaint.  The parties are currently engaged in discovery.

On June 15, 2007, Donald Scott filed a lawsuit in the District Court of the County of Stearns, Minnesota against IMAR Group, LLC, a wholly owned subsidiary of Challenger Powerboats, and against Gary Rutherford.  Against IMAR, Donald Scott asserts claims for damages for breaches of contract, conversion, and unjust enrichment. Donald Scott is seeking from IMAR Group, LLC, more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  Against Gary Rutherford, Donald Scott asserts claims for conversion, interference with prospective business advantage, slander and unjust enrichment. Donald Scott is seeking from Gary Rutherford more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs. On July 19, IMAR Group, LLC filed its Answer and Cross-claim denying liability and asserting a cross claim against Gary Rutherford seeking contribution and/or indemnity from Gary Rutherford to the extent that IMAR Group, LLC and Rutherford are found jointly liable based on actionable conduct by Gary Rutherford. On July 24, Gary Rutherford filed a cross-claim against IMAR Group, LLC seeking recovery from against IMAR to the extent that the note is reduced by Donald Scott’s claims against IMAR and seeking indemnity or reimbursement from IMAR Group, LLC to the extent that IMAR and Gary Rutherford are found jointly liable. The parties are currently engaged in discovery.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 3, 2007, we issued 250,000 shares of common stock valued at $10,000 to Dutchess Private Equities Fund in conjunction with their December 6, 2006, investment in us.  The shares were accounted for as interest expense.

On January 29, 2007, we issued 600,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their January 23, 2006 and January 25, 2007, investment in us.  The shares were accounted for as interest expense.

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

On January 25, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On January 29, 2007, with an effective date of January 1, 2007, we acquired one-hundred percent of the total outstanding shares of International Marine and Recreation (“IMAR”) Group, LLC and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at our 80,000 square foot leased facility in Fargo, North Dakota.

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

In addition, we entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement we agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of our Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent (5%) of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by our Chief Executive Officer and Board of Directors. The metrics are to be mutually agreed upon by our Board of Directors, Chief Executive Officer and Mr. Overbye.

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

On February 5, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

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

On February 27, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On February 28, 2007, we issued 500,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their February 5, 2007 and February 27, 2007, investment in us.  The shares were accounted for as interest expense.

On March 26, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.  During the three months ended June 30, 2007, $58,000 of this Note was repaid, and the balance at June 30, 2007 is $122,000.

On March 26, 2007, we entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $120,000.  The factoring agreement has a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   During the three months ended June 30, 2007, $57,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On April 3, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $150,000.  The financing agreement had a 3% monthly interest rate and was due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder could increase the face amount by ten percent 10% per month, for each month that the agreement remained unpaid.  During the three months ended June 30, 2007, $150,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On April 6, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On April 9, 2007, we issued 3,000,000 shares of common stock valued at $207,000 to Dutchess Private Equities Fund in conjunction with their April 6, 2007 investment in us.  The shares were accounted for as interest expense.

On May 3, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).  During the three months ended June 30, 2007, $35,093 of this Note was repaid, and the balance at June 30, 2007 is $150,907.

On May 15, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $160,000.  The debenture has a 10% dividend rate and is due and payable May 15, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 24, 2007, we issued 690,000 shares of common stock valued at $33,810 to Dutchess Private Equities Fund in conjunction with their May 3, 2007 and May 15, 2007 investment in us.  The shares were accounted for as interest expense.

On May 25, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

On May 29, 2007, we issued 2,000,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, we applied proceeds from 122,359 of these shares against the May 3, 2007 debenture with Dutchess Private Equities Fund.  There are 1,877,641 shares outstanding as of June 30, 2007.

On June 26, 2007, we issued 625,000 shares of common stock valued at $33,565 to Dutchess Private Equities Fund in conjunction with their June 26, 2007 investment in us.  The shares were accounted for as interest expense.

On June 26, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $685,000.  The debenture has a 10% dividend rate and is due and payable June 26, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents ($0.03).

As of June 30, 2007, we owe 250,000 shares of common stock to Dutchess Private Equities Fund in conjunction with their December 28, 2006 investment in us and 530,000 shares of common stock in conjunction with their May 25, 2007 investment in us.

As of June 30, 2007, we owe common stock equivalent to $15,000 to Grannus Financial Advisors per the payment terms of the consulting agreement entered into on May 28, 2007.

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

4.88

Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 26, 2007 (included as exhibit 4.88 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.89

Purchase Order Financing Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 26, 2007 (included as exhibit 4.89 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.90

Purchase Order Financing Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated April 3, 2007 (included as exhibit 4.90 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.91

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated April 6, 2007 (included as exhibit 4.91 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.92

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 3, 2007 (included as exhibit 4.92 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.93

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 15, 2007 (filed herewith).

4.94

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 25, 2007 (filed herewith).

4.95

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated June 26, 2007 (filed herewith).

4.96

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 13, 2007 (filed herewith).

4.97

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 3, 2007 (filed herewith).

4.98

Consulting Agreement between the Company and Grannus Financial Advisors, dated May 28, 2007 (filed herewith).

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

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, State of Missouri on the 20th day of August, 2007.

CHALLENGER POWERBOATS, INC.

By:	/s/ Laurie A. Phillips
Laurie A. Phillips
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Novielli	Chairman of the Board of Directors	August 20, 2007
Michael A. Novielli

/s/ Douglas H. Leighton	Director	August 20, 2007
Douglas H. Leighton

/s/ Theodore J. Smith	Director	August 20, 2007
Theodore J. Smith