Form 10QSB/A
period 2007-06-30
Challenger Powerboats, Inc.
filed 2007-08-22
CIK 1114908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Number of shares of the issuer’s common stock outstanding as of August 13, 2007: 74,883,579

Transitional Small Business Disclosure Format (Check one): Yes   No

CHALLENGER POWERBOATS, INC.

FORM 10-QSB/A

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
Jaspers + Hall, PC
Denver, Colorado

CHALLENGER POWERBOATS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$336,317	$174,706
Accounts Receivable – Trade	738,172	-
Inventory – Boats in Progress	329,410	114,528
Inventory – Parts	955,771	141,003
Inventory – Trailers	107,360	85,059
Inventory – Complete Boats	1,165,087	1,476,023
Other Current Assets	-	489
TOTAL CURRENT ASSETS	3,632,117	1,991,808
PROPERTY AND EQUIPMENT
Building and Land	961,675	990,021
Boats molds and plugs	711,393	602,203
Machinery and equipment	1,250,423	194,124
Office equipment and furniture	47,525	11,070
Leasehold improvements	249,867	246,284
Autos and trucks	71,151	69,000
Trailers	26,129	26,129
Computers and software	65,236	-
R & D Inventory Asset	80,690	-
Accumulated depreciation and amortization	(1,103,777)	(477,161)
NET PROPERTY & EQUIPMENT	2,360,311	1,661,670
OTHER ASSETS
Certificates of Deposit	1,127,961	1,000,000
Floor plan reserves	241,180	-
Other assets	3,600	-
TOTAL OTHER ASSETS	1,372,742	1,000,000
TOTAL ASSETS	$7,365,170	$4,653,478

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,631,894	$294,244
Accrued expenses - other	-	96,579
Accrued interest	1,882,781	1,087,869
Accured dividend	34,375	-
Payroll tax liabilities	90,177	97,781
Accrued salaries and vacation	168,646	-
Warranty reserve	496,572	-
Private investor promissory notes	268,000	168,000
Vendor note payable – current portion	53,074	-
Work-in-process loans	804,472	1,090,780
Note payable to Sun Security – current portion	84,612	169,224
Note payable to Bank of Washington – current portion	3,028	2,552
Notes payable for IMAR acquisition – current portion	937,049	-
Note payable for Gekko acquisition – current portion	221,305	-
Promissory notes – related party (net of discount)	1,900,878	2,281,054
Receivable & Purchase Order factoring agreements – related party	817,000	695,000
Other current liabilities	223,497	-
TOTAL CURRENT LIABILITIES	10,617,361	5,983,083
LONG TERM LIABILITIES
Note payable to Bank of Washington – less current portion	6,480	9,804
Vendor note payable – less current portion	108,211	-
Note payable to Sun Security- less current portion	2,665,286	2,665,287
Notes payable for IMAR acquisition- less current portion	1,146,520	-
Note payable for Gekko acquisition- less current portion	272,509	-
Long-term debt – related party (net of discount)	13,243,003	9,310,293
TOTAL LONG TERM LIABILITIES	17,442,009	11,985,384
TOTAL LIABILITIES	28,059,370	17,968,467
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
at $0.001 par value, 74,883,579 shares issued
and outstanding at June 30, 2007 and 55,933,579
issued and outstanding at December 31, 2006	74,884	55,934
Additional paid-in capital	12,701,927	15,869,322
Subscriptions receivable	(86,371)	(33,064)
Accumulated deficit	(33,384,639)	(29,207,181)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(20,694,200)	(13,314,989)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$7,365,170	$4,653,478

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED INCOME STATEMENT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Performance and Sport Boats	$3,568,332	$(792,895)	$5,166,878	$(34,305)
TOTAL REVENUE	3,568,332	(792,895)	5,166,878	(34,305)
Cost of Goods Sold - Performance and Sport Boats	2,888,594	(369,077)	4,378,033	544,311
TOTAL COST OF GOODS SOLD	2,888,594	(369,077)	4,378,033	544,311
GROSS PROFIT	679,738	(423,818)	788,845	(578,616)
OPERATING EXPENSES
Consulting fees	40,500	62,090	40,500	104,580
Advertising & Marketing	66,516	12,000	128,658	25,917
Documentation fees for funding	-	130,000	-	280,000
Officer compensation	65,926	(26,160)	126,676	6,340
Investor relations	56,832	112,050	575,992	541,655
Sales consulting & commissions	36,624	11,838	75,103	25,838
Professional fees	236,439	29,466	278,267	37,846
Payroll and taxes	292,975	257,922	706,656	396,432
Employee benefits	55,796	35,296	140,463	38,730
Depreciation and amortization	100,766	40,615	182,912	47,952
Writedown of assets	1,146	-	1,146	130,000
Sales adjustments and allowances	60,691	42,706	102,034	42,706
Travel	57,870	10,921	120,501	17,954
Trade shows	16,410	-	88,844	-
Business insurance	119,650	159,885	175,600	170,027
Other operating expenses	137,643	83,402	373,256	114,259
TOTAL OPERATING EXPENSES	1,345,784	962,031	3,116,608	1,980,236
LOSS FROM OPERATIONS	(666,046)	(1,385,849)	(2,327,763)	(2,558,852)
OTHER (INCOME) / EXPENSES
Interest expense	1,041,420	2,263,859	1,820,591	2,580,960
Dividend expense	34,375	-	34,375	-
Loss/(Gain) on sale of assets	-	5,000	-	5,000
Other (Income) / Expense	(5,249)		(5,269)
TOTAL OTHER INCOME (EXPENSE)	1,070,546	2,268,859	(1,849,697)	2,585,960
LOSS BEFORE INCOME TAXES	(1,736,592)	(3,654,708)	(4,177,460)	(5,144,812)
Provision for income taxes	-	-	-
NET LOSS	$(1,736,592)	(3,654,708)	$(4,177,460)	(5,144,812)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	(0.30)	$(0.09)	(0.85)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,295,887	12,008,797	48,459,670	6,037,572

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

CHALLENGER POWERBOATS, INC.
Statements of Changes in Stockholders Equity

(Unaudited)

	Common Stock
	Shares	Par .001	Additional Paid In Capital	Shares To Be Issued	Deferred Compensation	Stock Sub Receivable	Accumulated Deficit	Total Stockholder Equity

BALANCE,
December 31, 2005	19,551,376	$19,551	$18,438,244	-	$-	$(77,766)	$(20,074,037)	$(1,694,008)
Issuance of Stock for Equity line	8,600,000	8,600	511,356	-	-	44,702	-	(564,658)
Issuance of Stock for Inv Rel Svcs	2,250,000	2,250	210,250	-	-	-	-	212,500
Issuance of Stock for Debt inducement	22,980,271	22,980	1,716,442	-	-	-	-	1,739,422
Conversion of Debts	1,115,874	1,116	51,630	-	-	-	-	52,746
Issuance of Stock for Employee comp	60,000	60	2,940	-	-	-	-	3,000
Issuance of Stock for Conv Of Prom Note	1,933,333	1,934	75,400	-	-	-	-	77,333
Recission of Stock issued For Mktg Svcs	(557,275)	(557)	(21,734)	-	-	-	-	(22,291)
Merger Accounting – MHI Acquisition			(5,115,206)					(5,115,206)
Net Loss	-	-	-	-	-	-	(9,133,144)	(9,133,144)
BALANCE,
December 31, 2006	55,933,579	$55,934	$15,869,322	-	$-	$(33,064)	$(29,207,180)	$(13,314,98)
Issuance of Stock for Equity line	6,000,000	6,000	509,489			(53,307)		462,182
Issuance of Stock for Debt inducement	1,350,000	5,725	374,025					379,750
Issuance of Stock for Inv Rel Svcs	4,225,000	4,225	460,525					464,750
Stock issued for IMAR acquisition	3,000,000	3,000	327,000					330,000
Merger Accounting – IMAR Acquisition			(5,204,981)					(5,204,981)
Net Loss							(4,177,488)	(4,177,488)
	68,508,579	$74,884	$12,701,928	-	$-	$(86,371)	$(33,384,639)	$(20,694,200)

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

ACCOUNTS RECEIVABLE

The Company reported an Accounts Receivable balance for June 30, 2007 of $738,172 which includes $395,345 related to boats sales that occurred during the three month period ended March 30, 2007 that were not accounted for in the respective period due to an oversight.  Management and its accounting and legal counsels did not consider the adjustment to be sufficiently material to result in a restatement of its financial results for the three month period ended March 31, 2007.  The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,165,087 consists of nineteen boats.  This balance includes $280,837 for finished boats that were sold during the three month period ended March 31, 2007 that were not accounted for during the first quarter due to an oversight.  Management and its accounting and legal counsels did not consider the adjustment to be sufficiently material to result in a restatement of its financial results for the three month period ended March 31, 2007.  The $107,360 at June 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $328,665 at June 30, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $955,771 at June 30, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

STOCK BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R).  This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

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

2007
Deferred tax assets:
Net operating loss carry forwards	$ 33,384,639
Valuation allowance for deferred tax assets	(33,384,639)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, the Company had net operating loss carry forwards of approximately $33,384,639 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  The Company responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  The Company then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  The Company filed its First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, the Company either performed, tendered performance, or was excused from performing all of its contractual obligations.  The Company is seeking recovery of all attorneys’ fees.  The Company filed a Motion for Summary Judgement.  The case is set for trial on January 22, 2008.  However, the parties have agreed to attend a face-to-face mediation on September 5, 2007.

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

ACCOUNTS RECEIVABLE

We reported an Accounts Receivable balance for June 30, 2007 of $738,172 which includes $395,345 related to boats sales that occurred during the three month period ended March 30, 2007 that were not accounted for in the respective period due to an oversight.  Management and our accounting and legal counsels did not consider the adjustment to be sufficiently material to result in a restatement of our financial results for the three month period ended March 31, 2007.  We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,165,087 consists of nineteen boats.  This balance includes $280,837 for finished boats that were sold during the three month period ended March 31, 2007 that were not accounted for during the first quarter due to an oversight.  Management and our accounting and legal counsels did not consider the adjustment to be sufficiently material to result in a restatement of its financial results for the three month period ended March 31, 2007.  The $107,360 at June 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

The boats-in-process inventory of $328,665 at June 30, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $955,771 at June 30, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

2007
Deferred tax assets:
Net operating loss carry forwards	$ 33,384,639
Valuation allowance for deferred tax assets	(33,384,639)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, we had net operating loss carry forwards of approximately ($33,384,639) for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006.

NET REVENUES

For the three months ended June 30, 2007, we generated net revenues of $3,568,332 compared to net revenues of ($792,895) for the three months ended June 30, 2006.  The increase in revenue was primarily due to the addition of IMAR Group, LLC sales of $2,480,641, which was acquired in January 2007.  In addition, included in revenue for the three month period ended June 30, 2007 were sales of $395,345 – and associated costs of $280,837 – that related to activity completed during the previous three month period, which were not accounted for during the first quarter due to an oversight.  Management and its accounting and legal counsels did not consider the adjustment to be sufficiently material to result in a restatement of its financial results for the three month period ended March 31, 2007.

COST OF GOODS SOLD

We incurred costs of sales of $2,520,812 for the three months ended June 30, 2007, as compared to ($369,077) for the three months ended June 30, 2006.  Cost of goods sold increased relative to the increased revenue generated through IMAR Group, LLC acquisition.  Included in the second quarter are costs of $280,837 – and associated revenue of $395,345 – related to activity completed during the first quarter, which were not accounted for during the first quarter due to an oversight. Management and its accounting and legal counsels did not consider the adjustment to be sufficiently material to result in a restatement of its financial results for the three month period ended March 31, 2007.  All costs of sales are recorded at the time the product is sold.

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

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the second quarter of 2007 covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We are seeking recovery of all attorneys’ fees.  We filed a Motion for Summary Judgment.  This case is set for trial on January 22, 2008.  However, the parties have agreed to attend a face-to-face mediation on September 5, 2007.

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

4.93

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 15, 2007 (included as Exhibit 4.93 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

4.94

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 25, 2007 (included as Exhibit 4.94 to the for 10-QSB filed August 20, 2007 and incorporated herein by reference).

4.95

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated June 26, 2007(included as Exhibit 4.95 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

4.96

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 13, 2007 (included as Exhibit 4.96 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

4.97

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 3, 2007 (included as Exhibit 4.97 to the form 10-QBS filed August 20, 2007, and incorporated herein by reference).

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

10.14

Consulting Agreement between the Company and Grannus financial Advisiors, dated May 28, 2007 (filed herewith).

10.15

Consulting Agreement between the Company and C.C.R.I. Corporation, dated March 14, 2007 (included as Exhibit 10.15 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

10.16

Consulting Agreement between the Company and RR Investment Holdings, LLC, dated July 2007 (included as Exhibit 10.16 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

14.1

Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, State of Missouri on the 22nd day of August, 2007.

CHALLENGER POWERBOATS, INC.

By:	/s/ Laurie A. Phillips
Laurie A. Phillips
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Novielli	Chairman of the Board of Directors	August 22, 2007
Michael A. Novielli

/s/ Douglas H. Leighton	Director	August 22, 2007
Douglas H. Leighton

/s/ Theodore J. Smith	Director	August 22, 2007
Theodore J. Smith