Form 10QSB/A
period 2007-06-30
Challenger Powerboats, Inc.
filed 2007-08-22
CIK 1114908

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

ACCOUNTS RECEIVABLE

The Company reported an Accounts Receivable balance for June 30, 2007 of $738,172 which includes $395,345 related to boats sales that occurred during the three month period ended March 30, 2007 that were not accounted for in the respective period due to an oversight.  Management and the Board of Directors has deemed the adjustment to be not material to result in a restatement of its financial results for the three month period ended March 31, 2007.  The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,165,087 consists of nineteen boats.  This balance includes $280,837 for finished boats that were sold during the three month period ended March 31, 2007 that were not accounted for during the first quarter due to an oversight.  Management and the Board of Directors has deemed the adjustment to be not material to result in a restatement of its financial results for the three month period ended March 31, 2007.  The $107,360 at June 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

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

NOTE 9.

 NOTES PAYABLE

At June 30, 2007, the Company had various Notes Payable as follows:

At June 30, 2007, the Company had twelve short term Notes Payable with Sun Security Bank totaling $804,472, secured by Challenger boats–in-process and completed boats in inventory.  The Notes bear interest at a rate of U.S. Bank Prime Rate plus 2%, with an interest rate floor of 7%.  The individual notes are due and payable upon the sale of the boat securing the note.

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

ACCOUNTS RECEIVABLE

We reported an Accounts Receivable balance for June 30, 2007 of $738,172 which includes $395,345 related to boats sales that occurred during the three month period ended March 30, 2007 that were not accounted for in the respective period due to an oversight. Management and the Board of Directors has deemed the adjustment to be not material to result in a restatement of its financial results for the three month period ended March 31, 2007.  We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the cash in advance payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,165,087 consists of nineteen boats.  This balance includes $280,837 for finished boats that were sold during the three month period ended March 31, 2007 that were not accounted for during the first quarter due to an oversight.  Management and the Board of Directors has deemed the adjustment to be not material to result in a restatement of its financial results for the three month period ended March 31, 2007.  The $107,360 at June 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The trailers are built specific to the model of boat.

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

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006.

NET REVENUES

For the three months ended June 30, 2007, we generated net revenues of $3,568,332 compared to net revenues of ($792,895) for the three months ended June 30, 2006.  The increase in revenue was primarily due to the addition of IMAR Group, LLC sales of $2,480,641, which was acquired in January 2007.  In addition, included in revenue for the three month period ended June 30, 2007 were sales of $395,345 – and associated costs of $280,837 – that related to activity completed during the previous three month period, which were not accounted for during the first quarter due to an oversight Management and the Board of Directors has deemed the adjustment to be not material to result in a restatement of its financial results for the three month period ended March 31, 2007.

COST OF GOODS SOLD

We incurred costs of sales of $2,520,812 for the three months ended June 30, 2007, as compared to ($369,077) for the three months ended June 30, 2006.  Cost of goods sold increased relative to the increased revenue generated through IMAR Group, LLC acquisition.  Included in the second quarter are costs of $280,837 – and associated revenue of $395,345 – related to activity completed during the first quarter, which were not accounted for during the first quarter due to an oversight. Management and the Board of Directors has deemed the adjustment to be not material to result in a restatement of its financial results for the three month period ended March 31, 2007.  All costs of sales are recorded at the time the product is sold.

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