Form 10QSB
period 2007-09-30
Challenger Powerboats, Inc.
filed 2007-11-19
CIK 1114908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

CHALLENGER POWERBOATS, INC.
(Exact name of registrant as specified in charter)

Nevada	000-30914	88-0394012
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

300 Westlink Dr., Washington, MO, 63090
(Address of principal executive offices)

(636) 390-9000
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the issuer’s common stock outstanding as of November 14, 2007: 3,964,179

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHALLENGER POWERBOATS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Challenger Powerboats, Inc.

We have reviewed the accompanying balance sheet of Challenger Powerboats, Inc. (the “Company”) as of  September 30, 2007 and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the three and nine months ended September 30, 2007, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2007. These financial statements are the responsibility of the Company's management.

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

November 14, 2007	/s/Jaspers and Hall
Jaspers + Hall, PC
Denver, Colorado

CHALLENGER POWERBOATS, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,654,717	$174,706
Accounts Receivable – Trade – Net of Allowance	570,566	-
Inventory – Boats in Progress	329,499	114,528
Inventory – Parts	1,394,122	141,003
Inventory – Trailers	102,192	85,059
Inventory – Complete Boats	1,015,031	1,476,023
Other Current Assets	50,000	489
TOTAL CURRENT ASSETS	5,116,127	1,991,808
PROPERTY AND EQUIPMENT
Building and Land	961,675	957,010
Boats molds and plugs	1,146,393	602,203
Machinery and equipment	458,679	175,856
Office equipment and furniture	47,544	11,070
Leasehold improvements and capital additions	480,898	297,563
Autos and trucks	71,151	69,000
Trailers	26,129	26,129
Computers and software	51,941	-
R & D Inventory Asset	80,690	-
Accumulated depreciation and amortization	(1,007,423)	(477,161)
NET PROPERTY & EQUIPMENT	2,317,677	1,661,670
OTHER ASSETS
Certificates of Deposit	627,961	1,000,000
Floor plan reserves	207,340	-
Other assets	3,600	-
TOTAL OTHER ASSETS	838,901	1,000,000
TOTAL ASSETS	$8,272,705	$4,653,478

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements

CHALLENGER POWERBOATS, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Continued)

	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,643,522	$294,244
Accrued expenses – other	107,782	96,579
Accrued interest	369,692	1,087,869
Payroll tax liabilities	99,078	97,781
Accrued salaries and vacation	155,383	-
Warranty reserve	496,572	-
Private investor promissory notes	248,000	168,000
Vendor note payable – current portion	24,806	-
Work-in-process loans	746,078	1,090,780
Note payable to Sun Security – current portion	42,306	169,224
Note payable to Bank of Washington – current portion	1,522	2,552
Notes payable for IMAR acquisition – current portion	-	-
Note payable for Gekko acquisition – current portion	148,757	-
Promissory notes – related party (net of discount)	-	2,281,054
Receivable & Purchase Order factoring agreements – related party	-	695,000
Other current liabilities	513,572	-
TOTAL CURRENT LIABILITIES	4,597,070	5,983,083
LONG TERM LIABILITIES
Note payable to Bank of Washington – less current portion	6,499	9,804
Vendor note payable – less current portion	108,211	-
Note payable to Sun Security- less current portion	2,665,286	2,665,287
Notes payable for IMAR acquisition- less current portion	-	-
Note payable for Gekko acquisition- less current portion	272,812	-
Long-term debt – non-related party (net of discount)	7,596
Long-term debt – related party (net of discount)	3,209,722	9,310,293
TOTAL LONG TERM LIABILITIES	6,270,126	11,985,384
TOTAL LIABILITIES	10,867,196	17,968,467
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
at $0.001 par value, 3,944,179 shares issued
and outstanding at September 30, 2007 and 2,796,679
issued and outstanding at December 31, 2006	3,946	55,934
Series A Preferred stock, 5,000,000 shares authorized
at $0.001 par value, 1,684,922 shares issued
and outstanding at September 30, 2007 and 0 shares
issued and outstanding at December 31, 2006	1,685	-
Additional paid-in capital	28,000,194	15,869,322
Subscriptions receivable	(76,365)	(33,064)
Accumulated deficit	(30,523,951)	(29,207,181)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,594,491)	(13,314,989)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,272,705	$4,653,478

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Performance and Sport Boats	$676,351	$(8,481)	$5,843,229	$(42,786)
TOTAL REVENUE	676,351	(8,481)	5,843,229	(42,786)
Cost of Goods Sold - Performance and Sport Boats	1,000,845	1,853	5,378,878	546,164
TOTAL COST OF GOODS SOLD	1,000,845	1,853	5,378,878	546,164
GROSS PROFIT (LOSS)	(324,494)	(10,334)	464,352	(588,950)
OPERATING EXPENSES
Consulting fees	161,320	76,458	201,820	181,038
Advertising & Marketing	61,696	27,369	190,354	56,068
Documentation fees for funding	-	65,000	-	345,000
Officer compensation	70,750	42,750	192,250	49,090
Investor relations	54,090	68,350	630,082	610,005
Sales consulting & commissions	37,558	5,250	112,661	31,088
Professional fees	120,330	81,271	398,597	119,117
Payroll and taxes	364,943	215,594	1,076,775	612,026
Employee benefits	52,614	23,294	193,077	62,024
Depreciation and amortization	148,105	40,725	331,017	88,678
Writedown of assets	-	-	1,146	130,000
Sales adjustments and allowances	-	3,000	-	45,706
Travel	39,395	27,380	159,896	45,334
Trade shows	2,774	83,435	91,617	83,960
Sales Expense	155,745	-	256,550	-
Business insurance	89,592	24,560	265,192	194,587
Other operating expenses	93,644	181,449	468,130	292,400
TOTAL OPERATING EXPENSES	1,452,556	965,885	4,569,164	2,946,121
LOSS FROM OPERATIONS	(1,777,050)	(976,219)	(4,104,812)	(3,535,071)
OTHER (INCOME) / EXPENSES
Interest expense	715,313	700,532	2,534,366	3,281,492
Dividend expense	28,709	-	63,084	-
Loss/(Gain) on sale of assets	(4,887,715)	(6,156)	(4,887,715)	(1,156)
Other (Income) / Expense	(493,766)		(497,774)
TOTAL OTHER INCOME (EXPENSE)	(4,637,459)	694,376	(2,788,039)	(,280,336)
PROFIT (LOSS) BEFORE INCOME TAXES	2,860,409	(1,670,595)	(1,316,773)	(6,815,407)
Provision for income taxes	-	-	-
NET PROFIT (LOSS)	$2,860,409	(1,670,595)	$(1,316,773)	(6,815,407)
BASIC NET (LOSS)/GAIN PER SHARE	$0.79	(0.70)	$(0.54)	(4.10)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,614,794	2,383,066	2,422,984	1,663,750

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,316,773)	$(6,815,407)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	331,017	88,678
Writedown of assets	-	-
Issuance of stock for debt inducement	383,825	1,699,422
Issuance of stock for other services	624,750	215,500
Issuance of stock for equity line funding	514,079	-
Issuance of stock for IMAR acquisition	330,000	-
Debt conversion feature expense		-
Loan payoffs for Marine Holdings closing transaction		(78,251)
Debt payoffs for IMAR closing transaction	(586,236)	-
(Increase) decrease in current assets:
Cash from IMAR acquisition	61,003	-
Accounts receivable	(328,658)	12,530
Inventory	246,821	(1,561,787)
Advances to Marine Holdings, Inc		(529,700)
Floor plan reserves	(38,945)	-
Prepaid expenses	16,407	-
Increase (decrease) in current liabilities:
Accrued expenses and accounts payable	(1,183,445)	(303,915)
Accrued interest	(690,927)	622,412
Accrued dividend	-	-
Sun Security WIP loans	(344,701)	(73,416)
Payroll and tax liabilities payable	1,298	7,170
Floor plan dealer returns	293,027	-
Warranty reserve	10,877	-
Deferred revenues		43,152
NET CASH USED IN OPERATING ACTIVITIES	(1,676,581)	(6,673,612)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets	(319,446)	(165,218)
Disposal of fixed assets	119,281	-
Purchase of certificate of deposit as collateral	398,740	(1,000,000)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	198,575	(1,165,218)

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(3,078,898)	(332,629)
Proceeds from private convertible promissory notes	100,000	-
Proceeds from related party convertible debts	6,675,216	7,934,013
Proceeds from related party factoring agreement	(695,000)	-
Proceeds from line of credit – stock subscription receivable	(43,301)	37,442
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,958,017	7,638,826
NET INCREASE IN CASH	1,480,011	(200,004)
CASH AT BEGINNING OF PERIOD	$174,706	$331,386
CASH AT END OF PERIOD	$1,654,717	$131,382
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$452,531	$332,996
Income taxes paid	-	-

See Accountant’s Review Report

Accompanying footnotes are an integral part of these financial statements.

CHALLENGER POWERBOATS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par $.001	Shares	Par $.001		Additional Paid-In Capital	Deferred Compensation		Stock Subscrip Recv	Accumulated Deficit	Total Stockholder Equity
BALANCE – December 31, 2005	977,569	$978		$		$18,456,817	$		$(77,766)	$(20,074,037)	$(1,694,008)
Issuance of Stock for Equity Line	430,000	430				519,526			44,702		564,658
Issuance of Stock for Inv Rel Svcs	112,500	113				212,387					212,500
Issuance of Stock for Debt inducement	1,149,014	1,149				1,738,273					1,739,422
Conversion of debt	55,794	56				52,690					52,746
Issuance of Stock for Employee comp	3,000	3				2,997					3,000
Issuance of Stock for Conv of Prom Note	96,667	97				77,237					77,334
Recission of Stock issued for Mktg Svcs	-27,864	(28)				(22,263)					(22,291)
Merger Accounting-MHI Acquisition						(5,115,206)					(5,115,206)
Net Loss						-				(9,133,144)	(9,133,144)

BALANCE – December 31, 2006	2,796,680	2,797	0		$-	$15,922,458		$0	$(33,064)	$(29,207,181)	$(13,314,990)
Issuance of Stock for Equity Line	300,000	300				514,079			(43,301)		471,078
Issuance of Stock for Debt inducement	287,946	288				383,537					383,825
Issuance of Stock for Inv Rel Svcs	266,250	266				508,484					508,750
Issuance of Stock for Consulting Svcs	145,000	145				115,855					116,000
Issuance of Stock for Dutchess Debt Conversion			1,684,922		1,685	16,847,535					16,849,220
Conversion of Dutchess Debts to Preferred Stock–Unamortized						(1,550,412)					(1,550,412)
Debt Disc Conversion of Dutchess Debt to new debenture–cancellation of O/S warrantes						(229,562)					(229,562)
Stock issued for IMAR acquisition	150,000	150				329,850					330,000
Merger Accounting–IMAR Acquisition						(4,841,630)				(1,316,773)	(1,316,773)
Net Loss	3,945,876	$3,946	1,684,922		$1,685	$28,000,194		$0	$-76,365	$(30,523,951)	$(2,594,491)

See accompanying notes to financial statements.

CHALLENGER POWERBOATS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

On February 28, 2006, the Company finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005, and upon the terms and conditions set forth in the Marketing and Distribution Agreement.  In connection with this transaction, the Company paid in full existing loans of Marine Holdings, Inc. at Sun Security Bank.  Funding for payment of these loans was generated through new loans that the Company executed in the amount of $4,123,627.

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

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 150,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $168,638 was paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company had full prepayment privileges at any time without prepayment penalty. Interest on these Notes was computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof remained outstanding. Payment on the Notes was secured by a security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess was limited to $619,000.  These notes were paid in full on August 29, 2007, at a discount of $213,291.

As part of the Agreement of Purchase and Sale, the Company agreed to guaranty the $125,000 Mercury Marine letter of credit with State Bank of Fargo and a $150,000 GE Commercial Distribution Finance Corporation letter of credit with State Bank of Fargo which were secured by the former IMAR Group, LLC members. This letter of credit was further secured, along with the Notes issued under the Agreement of Purchase and Sale, by the Guarantee Agreement with Dutchess.  The GE letter of credit at State Bank of Fargo was replaced on September 7, 2007, with a $150,000 letter of credit at Sun Security Bank, secured by a $150,000 certificate of deposit.  Mercury Marine agreed to terminate the $125,000 letter of credit at State Bank of Fargo.  No replacement was required for this letter of credit.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment of $40,238 was due and paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company has full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

The Company also agreed to issue Mr. Overbye 31,250 shares of its restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 6,250 shares of its common stock at a strike price of $0.15 and 6,250 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the warrants is subject to the Leak-Out Agreement.

In addition, the Company entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement, the Company agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of the Company’s Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by the Company’s Chief Executive Officer and Board of Directors. The metrics are to be mutually agreed upon by the Company’s Board of Directors, Chief Executive Officer and Mr. Overbye.

The Promissory Note of $670,000 under the Asset and Technology Acquisition Agreement, as well as each debt, liability and obligation which IMAR Group or Challenger Powerboats may now or at any time hereafter owe to Mr. Overbye or Gekko Sports Corporation pursuant to such Asset and Technology Acquisition Agreement, is secured pursuant to a Security Agreement entered into on January 29, 2007, between IMAR Group and Challenger Powerboats on one hand and Mark Overbye and Gekko Sports Corporation on the other hand. Under the terms of the Security Agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to the Company and its subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

As described above, in connection with the acquisition of IMAR and the Assets and Technology of Gekko, the Company issued warrants to purchase 6,250 shares of common stock at a strike price of $0.15 and warrants to purchase 6,250 shares of common stock at a strike price of $0.20.

On August 29, 2007, IMAR Group, Inc., the Company’s wholly-owned subsidiary, completed the sale of certain assets of its Sugar Sand division to Execute Sports, Inc. for a cash purchase price of $5,000,000.  Under the terms of the Asset Purchase Agreement, Execute Sports, Inc. purchased all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR’s business of designing, manufacturing and marketing water jet powered Sugar Sand boats, including the “Sugar Sand” trade name and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain www.sugarsand.com, trade secrets and copyrights and their goodwill.

In connection with the transaction, Execute Sports, Inc. and IMAR entered into an Agreement for Exclusive Right of Supply, pursuant to which IMAR will manufacture and be the exclusive supplier of the Sugar Sand line of jet boats to Execute Sports, Inc., for an initial term of ten years.  In addition, the Company entered into an Exclusive Sales and Marketing Agreement with Execute Sports, Inc., pursuant to which the Company will provide sales and marketing services related to the Sugar Sand boats for an initial term of ten years.

On September 30, 2007, pursuant to the authority conferred by the Company’s Articles of Incorporation upon the Challenger Powerboats’ Board of Directors, the Company agreed to issue 5,000,000 shares of Series A Preferred Stock, par value of $0.001 per share.  Such number of shares may be increased or decreased by resolution of the Board, provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation into Series A Preferred Stock.

On October 18, 2007, the Challenger Powerboats’ Board of Directors authorized an amendment to the Company’s Amended Articles of Incorporation, as amended, to effect a reverse split of the issued and outstanding shares of the Company’s common stock, par value $0.001, on a 1 for 20 basis. The Amendment was filed on October 19, 2007 and effective on October 31, 2007 (the “Effective Date”).  As a result of the reverse split, on the Effective Date, each holder of common stock received 1 share for each 20 shares they owned immediately prior to the Effective Date. Fractional shares were rounded up to the nearest whole share.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current assets exceed the current liabilities by $519,057 as of September 30, 2007. The Company had operating income of $2,860,409 for the three months ended September 30, 2007, and operating losses of $1,670,595 for the three months ended September 30, 2006.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Challenger Powerboats, Inc. and its wholly-owned subsidiaries; Marine Holdings, Inc., d/b/a Challenger Powerboats, IMAR Group, LLC, d/b/a Sugar Sand and Gekko, and Rockwell Power Systems, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.  For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, in accordance with the closing of that transaction.  For consolidation purposes, IMAR Group, LLC operations have been consolidated from January 1, 2007 forward, in accordance with the terms of the closing transaction.

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

OTHER ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank.  These funds were acquired by Challenger Powerboats, Inc. through a $1,236,000 convertible debenture with Dutchess Private Equities Fund II, LP, on February 24, 2006.  Because this certificate of deposit has a maturity date of more than three months, it was carried on the Company balance sheet as an Other Asset.  Effective September 30, 2007, Dutchess Private Equities Fund II, LP retired the February 24, 2006 convertible debenture and all interest due on the debenture.  Dutchess intends to continue to hold a certificate of deposit at Sun Security Bank as collateral under various loan agreements with Sun Security Bank.

In conjunction with the establishment of a Marine Holdings, Inc. floor plan credit facility with Bank of America Marine Finance, a letter of credit in the amount of $100,000 was required by Bank of America.  This letter of credit was issued by Sun Security Bank on March 9, 2007, who required a $100,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

As a condition of the floor plan financing agreement with GE Commercial Distribution Finance Corporation, a letter of credit in the amount of $350,000 was required.  This letter of credit was issued by Sun Security Bank on July 24, 2007, who required a $350,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

As a condition of the floor plan financing agreement with GE Commercial Distribution Finance Corporation, a letter of credit in the amount of $150,000 was required.  This letter of credit was issued by Sun Security Bank on September 7, 2007, who required a $150,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

Under the agreement terms for dealer floor plan financing, the floor plan financing companies hold reserves from each invoice processed before funds are advanced to the Company.  As of September 30, 2007, the reserve balances totaled $207,340.  The Company received a $46,000 advance of funds against the reserve on August 30, 2007, and is required to replace the funds in the short-term from future boat fundings.

ADVANCES TO MARINE HOLDINGS, INC.

During 2004, 2005 and the two months of January and February 2006, the Company provided financing to Marine Holdings, Inc., d/b/a Challenger Offshore, a Missouri boat manufacturer totaling $144,605, $2,311,891, and $1,254,398, respectively.  These advances have been eliminated in the consolidated financial statements. The Company provided this financing in the form of advances pursuant to the Marketing and Distribution Agreement executed between the two companies on March 1, 2005. Pursuant to the Marketing and Distribution Agreement, the Company administered all marketing and sales efforts and was the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

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

ACCOUNTS RECEIVABLE

The Company reported an Accounts Receivable balance for September 30, 2007 of $570,566. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of its trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the preapproved floor plan financing, cash in advance and cash on delivery payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,015,031 consists of fourteen boats.  The $102,192 at September 30, 2007 of trailer inventory consists of trailers which the Company intends to be resold when the boats in inventory are sold.  The Challenger trailers are built specific to the model of boat.

The boats-in-process inventory of $329,499 at September 30, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $1,394,122 at September 30, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. real estate (30 years), computers (5 years), software (3 years), office equipment and furniture (3-7 years) and building improvements (5 years).

LONG-LIVED ASSETS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Dispose of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK-BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS No. 123R). This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2007, and September 30, 2006, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

REVENUE RECOGNITION

The Company recognizes income when the products are shipped, and when the service is provided.  The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company’s revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Powerboat product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB Washington, Missouri or Fargo, North Dakota.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company’s revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue  from the  sale  of products is recognized when a formal arrangement exists, the price is  fixed,  or  determinable,  the  delivery  is completed and collectibility is reasonably  assured.  As a  result  of  the Company’s  sales  terms,  the  likelihood  of uncollectible  accounts  receivable  remains  low.

NET LOSS PER SHARE

SFAS No. 128, "Earnings per Share," requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of September 30, 2007, convertible debentures could convert into 5,721,956 shares of common stock and 140,600 shares of common stock could be issued pursuant to the exercise of warrants.  Series A Preferred Debt conversion agreements could potentially convert into 27,379,974 shares of common stock.

ADVERTISING AND MARKETING COSTS

Advertising and promotional activities are expensed when incurred. Total advertising and marketing costs were $61,696 and $27,369 for the three months ended September 30, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred. All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping and handling costs related to the sale and delivery of goods to its customers are included in cost of goods sold in the statement of operations. Total shipping and handling costs were $73,346 and $0 for the three months ending September 30, 2007 and 2006, respectively.

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

2007
Deferred tax assets – tax effected:
Net operating loss carry forwards	$12,209,580
Valuation allowance for deferred tax assets	(12,209,580)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2007, the Company had net operating loss carry forwards of approximately $12,209,580 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 2.

ACCOUNTS RECEIVABLE

As of September 30, 2007, accounts receivable consists primarily of the following:

Accounts Receivable – Trade

Australian Leisure Marine	$65,508
Big Rock Motorsports	41,208
Brooks Marine	13,566
Carolina Boat & Car	10,384
Cope Marine	8,826
Forest Lake Motorsports	23,690
Friendship Marine	52,062
High Rock Boat Dock	27,832
Lakelands Marine	85,668
Link Recreational	23,551
Liquid Ride	49,016
Professional Boat Sales	72,240
Stoney Point Bay Marine	59,000
Tanglewood Marine	26,520
Tide’s End	7,964
Wasatch Water Club	51,062
Other	22,839
Allowance for Doubtful Accounts	(70,370)
TOTAL	$570,566

NOTE 3.

INVENTORY

As of September 30, 2007, inventory consists of the following:

New Performance & Sport Boats	$1,015,031
Boats In Process (WIP)	329,499
Parts Inventory	1,394,122
Trailers	102,192
TOTAL	$2,840,844

NOTE 4.

PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007, consists of the following:

2007
Building & Land	$961,675
Molds and plugs	1,146,393
Machinery and equipment	458,679
Autos and trucks	71,151
Office equipment and furniture	47,544
Trailers for plant use	26,129
Computers and software	51,941
Building improvements & capital additions	480,898
R & D inventory	80,690
Less accumulated depreciation and amortization	(1,007,423)
$2,317,677

NOTE 5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2007, consists of the following:

2007
Accounts payable	$1,643,522
Accrued expenses	107,782
Accrued interest	369,692
Accrued salaries and vacation	155,383
Accrued payroll taxes	99,078
Total	$2,375,457

NOTE 6.

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

On January 20, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund II, LP for $20,665 whereby the Company issued a convertible debenture. The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest  bid  prices of the common stock for the thirty trading days prior to closing. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 18, 2004, the Company entered into an investment agreement with Preston Capital Partners, LLC for $28,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company's common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest  bid  prices  of  the  common  stock for the thirty trading days prior to closing.  As of September 30, 2007, $20,404 of this Note had been repaid and the balance is $7,596.

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

On October 18, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund II, LP, for $20,000 whereby the Company issued a convertible debenture.  The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the  thirty trading days prior to closing.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

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

On December 23, 2004, the Company entered into an investment agreement with Dutchess Private Equity Fund II LP, for $240,000 whereby the Company issued a convertible debenture. The debenture is convertible into the Company’s common stock at the lesser of 75% of the lowest closing bid price of the common stock during the previous fifteen trading days or 100% of the average of the five lowest bid prices of the common stock for the thirty  trading days prior to closing. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On January 3, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $240,000, at a discount of $40,000. The debenture has an 8% interest rate and is due and payable January 3, 2010. The purchaser of the convertible debenture is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price of the common stock during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 20,000 shares of common stock at $0.15 per share.  The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

On March 8, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000. The debenture has an 8% interest rate and is due and payable March 8, 2010. The  purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for  the twenty  trading days immediately  preceding  the Closing Date of the Transaction. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 6,000 shares of common stock at $0.15 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 3,000 shares of common stock at $0.15 per share. The warrant has a term of five years and expires March 10, 2010.

On March 18, 2005, the Company entered into a Convertible Debenture Agreement with eFund Capital Partners, LLC, in the amount of $60,000, at a discount of $10,000. The debenture has an 8% interest rate and is due and payable March 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 3,000 shares of common stock at $0.15 per share. The warrant has a term of five years and expires March 18, 2010.

On April 18, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $84,000, at a discount of $14,000.  The debenture has an 8% interest rate and is due and payable April 18, 2010. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for the twenty trading days immediately preceding the Closing Date of the Transaction.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 4,200 shares of common stock at $0.35 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

On May 5, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000. The debenture has an 8% interest rate and is due and payable May 5, 2010. The purchaser  of  the convertible debentures is entitled to convert the face amount of  the  debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the  Conversion  Date or (ii)  100%  of the average closing bid prices for the twenty  trading  days immediately preceding the Closing Date of the Transaction. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 9,600 shares of common stock at $0.22 per share.  The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

On May 13, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $228,000, at a discount of $38,000. The debenture has an 8% interest rate and is due and payable May 13, 2010.  The  purchaser  of  the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser  of  (i)  75%  of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for  the  twenty  trading  days  immediately  preceding  the Closing Date of the Transaction.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP to purchase 19,000 shares of common stock at $0.20 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

On May 18, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $101,817, at a discount of $26,817. The debenture has an 8% interest rate and is due and payable May 18, 2010. The  purchaser  of  the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser  of  (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) 100% of the average closing bid prices for  the  twenty  trading  days  immediately  preceding the Closing Date of the Transaction. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP to purchase 5,091 shares of common stock at $0.20 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 6,000 shares of common stock at $0.20 per share. The warrant has a term of five years and expires May 20, 2010.

On June 16, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II LP, in the amount of $240,000, at a discount of $30,000.  The debenture has an 8% interest rate and is due and payable June 16, 2010.  The  purchaser  of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days  prior  to  the  Conversion  Date  or  (ii)  fifteen  cents  per  share.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP, to purchase 12,000 shares of common stock at $0.16 per share.  The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

On July 7, 2005, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $228,000, at a discount of $28,000.  The debenture has an 8% interest rate and is due and payable July 7, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) fifteen cents per share.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP to purchase 11,400 shares of common stock at $0.12 per share. The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to eFund to purchase 3,600 shares of common stock at $0.12 per share. The warrant has a term of five years and expires July 7, 2010.

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was due on December 21, 2005.  The Note carries a discounted amount of $10,000. During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $120,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 12,000 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000. The Note carries an interest rate of 0% per year and was due on January 5, 2006.  The Note carries a discounted amount of $24,000. During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $144,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,400 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On August 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000. The Note carries an interest rate of 0% per year and was due on August 22, 2006. The Note carries a discounted amount of $30,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $180,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 18,000 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $72,000. The Note carries an interest rate of 0% per year and was due on September 1, 2006. The Note carries a discounted amount of $12,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $72,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 7,200 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000. The Note carries an interest rate of 0% per year and was due on September 7, 2006. The Note carries a discounted amount of $18,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $108,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 10,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was due on September 15, 2006.  The Note carries a discounted amount of $33,500.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $201,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 20,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was due on September 22, 2006.  The note carries a discounted amount of $26,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $158,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,840 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was due on September 30, 2006.  The Note carries a discounted amount of $39,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $236,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 23,640 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was due on October 7, 2006.  The Note carries a discounted amount of $37,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $222,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,200 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was due on October 14, 2006.  The Note carries a discounted amount of $32,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $192,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 19,200 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 1, 2005, the Company entered into a twelve month consulting agreement with Dutchess Advisors, LLC.  In connection with the consulting agreement, we entered into a Convertible Debenture Agreement with Dutchess Advisors, LLC, in the amount of $500,000, at a discount of $497,000.  The debenture has a 5% interest rate and is due and payable November 1, 2010.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest  into  the Company’s common stock at the lesser of (I) 75% of the lowest closing bid price during the five trading days prior to the Conversion Date or (ii) 100% of  the  average  closing  bid  prices  for  the  five  trading days immediately preceding  the  Closing  Date  of  the  Transaction.  On September 30, 2007, the Company entered into an agreement with Dutchess Advisors, LLC, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,583 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was due on November 1, 2006.  The note carries a discounted amount of $26,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $156,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on November 9, 2006.  The note carries a discounted amount of $36,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $60,000.  The Note carries an interest rate of 0% per year and was due on November 22, 2006.  The Note carries a discounted amount of $10,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. During the year ended December 31, 2005, $17,234 of this Note was repaid and during the year ended December 31, 2006, $42,666 of this Note was repaid.  The balance at September 30, 2007 was $0.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on December 6, 2006.  The Note carries a discounted amount of $36,000.  During the year ended December31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011.  The Note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $302,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 30,240 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $59,254.  The Note carries an interest rate of 0% per year and is due on July 27, 2006.  The Note carries a discounted amount of $9,876.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $59,254.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 5,925 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On February 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable February 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of ten cents. During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On February 10, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents. During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at September 29, 2007 was $149,000.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 14, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents.   On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $150,000, at a discount of $25,000.  The debenture has a 10% interest rate and is due and payable February 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $1,236,000, at a discount of $206,000.  The debenture has a 10% interest rate and is due and payable February 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents. On September 30, 2007, Dutchess Capital rescinded the original Convertible Debenture Agreement.  All interest booked through this date has been eliminated.

On February 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000.  The debenture has a 10% interest rate and is due and payable February 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents. During the year ended December 31, 2006, $150,690 of this Note was repaid, and the balance at September 29, 2007 was $83,310.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 10,308 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On March 2, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,290 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On March 9, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 50,318 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600.  The debenture has a 10% interest rate and is due and payable April 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 43,194 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000.  The debenture has a 10% interest rate and is due and payable April 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 13,700 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000.  The debenture has a 10% interest rate and is due and payable May 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 31,510 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $492,000, at a discount of $82,000. The debenture has a 10% interest rate and is due and payable May 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,170 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid. During the year ended December 31, 2006, $0 of this Agreement was repaid, and the balance at September 29, 2007 was $695,000.  The Agreement was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 110,853 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $168,000, at a discount of $28,000.  The debenture has a 10% interest rate and is due and payable May 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of eight cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 19,040 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents. During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at September 29, 2007 was $154,198.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 18,745 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 15, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $72,000, at a discount of $12,000.  The debenture has a 10% interest rate and is due and payable June 15, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of six cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 8,160 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable June 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 25,650 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 23, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $156,000, at a discount of $26,000.  The debenture has a 10% interest rate and is due and payable June 23, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 17,550 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On July 5, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable July 5, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 35,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On July 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable July 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 20,770 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On July 21, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000.  The debenture has a 10% interest rate and is due and payable July 21, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of five cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 7,270 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On August 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000.  The debenture has a 10% interest rate and is due and payable August 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of four cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 31,570 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On August 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable August 17, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 34,790 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On August 30, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600.  The debenture has a 10% interest rate and is due and payable August 30, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 35,195 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 12, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $324,000, at a discount of $54,000.  The debenture has a 10% interest rate and is due and payable September 12, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.   On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 36,140 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 37,335 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $446,400, at a discount of $74,400.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 49,755 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 11, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600.  The debenture has a 10% interest rate and is due and payable October 11, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,116 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600.  The debenture has a 10% interest rate and is due and payable October 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,353 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $243,600, at a discount of $40,600.  The debenture has a 10% interest rate and is due and payable November 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 26,593 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $208,800, at a discount of $34,800.  The debenture has a 10% interest rate and is due and payable November 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,620 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On December 6, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $204,000, at a discount of $34,000.  The debenture has a 10% interest rate and is due and payable December 6, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On December 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable December 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 24,510 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 23, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 42,020 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 25, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 33,410 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On February 5, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On February 27, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 44,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 6, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 75,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 3, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  As of September 30, 2007, $45,093 of this Note was repaid, and the balance at September 30, 2007 is $140,907.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,749 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 30, 2007, the Company entered into an Amended and Restated Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $2,784,685.  This debenture is issued in conjunction with the conversion of existing Dutchess debt into Series A Preferred Stock and includes all Dutchess debentures dated January 20, 2004 through February 22, 2006.  The debenture has an 8% interest rate and is due and payable September 30, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the twenty trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.

NOTE 7.

CONVERTIBLE PREFERRED STOCK AGREEMENTS WITH RELATED PARTIES

On May 15, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $160,000.  The debenture has a 10% dividend rate and is due and payable May 15, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 16,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On May 25, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,767 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On June 26, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $685,000.  The debenture has a 10% dividend rate and is due and payable June 26, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 70,213 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On July 12, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $550,000.  The debenture has a 10% dividend rate and is due and payable July 12, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,146 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On August 3, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $650,000.  The debenture has a 10% dividend rate and is due and payable August 8, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 66,083 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

NOTE 8.

 NOTES PAYABLE

At September 30, 2007, the Company had various Notes Payable as follows:

At September 30, 2007, the Company had twelve short term Notes Payable with Sun Security Bank totaling $746,078, secured by Challenger boats-in-process and completed boats in inventory.  The Notes bear interest at a rate of U.S. Bank Prime Rate plus 2%, with an interest rate floor of 7%.  The individual notes are due and payable upon the sale of the boat securing the note.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The Note bears interest at a rate of US Bank Prime Rate plus 1% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank, owned by Dutchess.  As of September 30, 2007, the Note Payable carries a principal balance of $2,707,592.

On March 28, 2006, the Company entered into a $16,089 long-term Note Payable with Bank of Washington. The Note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of September 30, 2007, the unpaid balance on the note is $8,021.

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

As consideration for the acquisition, the Company paid total cash compensation of $256,500 and a total of 150,000 shares of its restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. The Company also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $168,638 was due and paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company had full prepayment privileges at any time without prepayment penalty. Interest on these Notes was computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof remained outstanding. Payment on the Notes was secured by a security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess was limited to $619,000.  These notes were paid in full on August 29, 2007 at a discount of $213,291.

As part of the Agreement of Purchase and Sale, the Company agreed to guaranty the $125,000 Mercury Marine and a $150,000 GE Commercial Distribution Finance Corporation letter of credit with State Bank of Fargo. This letter of credit was further secured, along with the Notes issued under the Agreement of Purchase and Sale, by the Guarantee Agreement with Dutchess.  The GE letter of credit at State Bank of Fargo was replaced on September 7, 2007, with a $150,000 letter of credit at Sun Security Bank, secured by a $150,000 certificate of deposit.  Mercury Marine agreed to terminate the $125,000 letter of credit at State Bank of Fargo.  No replacement was required for this letter of credit.

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

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, the Company agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment of $40,238. was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. The Company will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. The Company will be in default under the Note if it fails to make a payment under the Note when due, a receiver is appointed for the Company or its guarantor's property, an assignment is made for the benefit of the Company or its guarantor's creditors or a proceeding is commenced by or against the Company or its guarantor in Bankruptcy. In the event the Company defaults under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

The Promissory Note of $670,000 under the Asset and Technology Acquisition Agreement, as well as each debt, liability and obligation which IMAR Group or Challenger Powerboats may now or at any time hereafter owe to Mr. Overbye or Gekko Sports Corporation pursuant to such Asset and Technology Acquisition Agreement, is secured pursuant to a Security Agreement entered into on January 29, 2007 between IMAR Group and Challenger Powerboats on one hand and Mark Overbye and Gekko Sports Corporation on the other hand. Under the terms of the Security Agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to the Company and its subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued therefrom including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

On July 21, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $120,000.  The Note carries an interest rate of 0% per year and was due on December 21, 2005.  The Note carries a discounted amount of $10,000.   During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $120,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 12,000 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On August 5, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $144,000.  The Note carries an interest rate of 0% per year and was due on January 5, 2006.  The Note carries a discounted amount of $24,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $144,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,400 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On August 19, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $180,000.  The Note carries an interest rate of 0% per year and was due on August 22, 2006.  The Note carries a discounted amount of $30,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $180,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 18,000 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $72,000.  The Note carries an interest rate of 0% per year and was due on September 1, 2006.  The Note carries a discounted amount of $12,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $72,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 7,200 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $108,000.  The Note carries an interest rate of 0% per year and was due on September 7, 2006.  The Note carries a discounted amount of $18,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $108,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 10,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 15, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $201,000.  The Note carries an interest rate of 0% per year and was due on September 15, 2006.  The Note carries a discounted amount of $33,500.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $201,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 20,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 22, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $158,400.  The Note carries an interest rate of 0% per year and was due on September 22, 2006.  The note carries a discounted amount of $26,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $158,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,840 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 30, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $236,400.  The Note carries an interest rate of 0% per year and was due on September 30, 2006.  The Note carries a discounted amount of $39,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $236,400.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 23,640 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 7, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $222,000.  The Note carries an interest rate of 0% per year and was due on October 7, 2006.  The Note carries a discounted amount of $37,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $222,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,200 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 14, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund, LP in the amount of $192,000.  The Note carries an interest rate of 0% per year and was due on October 14, 2006.  The Note carries a discounted amount of $32,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $192,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 19,200 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On November 1, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $156,000.  The Note carries an interest rate of 0% per year and was due on November 1, 2006. The note carries a discounted amount of $26,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $156,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On November 9, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $216,000.  The Note carries an interest rate of 0% per year and was due on November 9, 2006. The note carries a discounted amount of $36,000.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $216,000.  The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On December 6, 2005, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $216,000. The Note carries an interest rate of 0% per year and was due on December 6, 2006.  The Note carries a discounted amount of $36,000. During the year ended December31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $216,000. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 3, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $302,400.  The Note carries an interest rate of 0% per year and is due on January 3, 2011. The Note carries a discounted amount of $50,400.  During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $302,400. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 30,240 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On January 27, 2006, the Company issued a non-interest bearing Convertible Promissory Note to Dutchess Private Equities Fund II, LP in the amount of $59,254. The Note carries an interest rate of 0% per year and is due on July 27, 2006. The Note carries a discounted amount of $9,876. During the year ended December 31, 2006, $0 of this Note was repaid, and the balance at September 29, 2007 was $59,254. The Note was extended and is due and payable with thirty days notice from Dutchess Private Equities Fund II, LP. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 5,925 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On March 8, 2007, we sold a subordinated convertible promissory note to Wakelin McNeel in the amount of $100,000. The Note is convertible at the lesser of a) a 25% discount to market or b) $0.10 per share. The Note bears a 20% interest rate and matures twelve months from the date of issuance.

On March 13, 2007, the Company entered into an unsecured long-term Note Payable with Composites One, a trade vendor, of $221,440, whereby $221,440 of Accounts Payable was converted to a Note Payable.  The Note bears interest at a rate of 8.25% and a maturity date of March 5, 2009. As of September 30, 2007, the Note Payable carries a principal balance of $133,017.

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

NOTE 9.

FACTORING AND PURCHASE ORDER AGREEMENTS WITH RELATED PARTIES

On May 17, 2006, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund II, LP, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was initially due and payable July 17, 2006, with one month minimum interest due and payable on the funds. The Agreement was extended and is now due and payable within thirty days notice from Dutchess Private Equities Fund II, LP.  As funds become available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, must be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   As of June 30, 2007, $0 of this Note was repaid, and the balance at June 30, 2007 is $695,000.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 110,853 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Accounts Receivable Factoring Agreement has been cancelled and terminated.

On March 26, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent per month, for each month that the agreement remains unpaid.   The Agreement was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, Ltd.  As of September 30, 2007, $58,000 of this Note was repaid, and the balance at September 29, 2007 is $122,000.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,101 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Purchase Order Financing Agreement has been cancelled and terminated.

On March 26, 2007, the Company entered into an Accounts Receivable Factoring Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $120,000.  The financing agreement had a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was repaid in full as of April 11, 2007.

On April 3, 2007, the Company entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $150,000.  The financing agreement had a 3% monthly interest rate and was due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The Agreement was extended and was repaid in full as of June 22, 2007.

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

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  The Company responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  The Company then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  The Company filed its First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, the Company either performed, tendered performance, or was excused from performing all of its contractual obligations.  The Company is seeking recovery of all attorneys’ fees.  The Company filed a Motion for Summary Judgement.  The case was set for trial on January 22, 2008.  However, the Company has reached a settlement with Mr. Miller.  The lawsuit has not been dismissed yet.  However, the Company anticipates that it will be dismissed before the end of the year.

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

The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  The Company filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.  On August 17, 2007, Mr. Evans made a demand that the Company advance his legal fees pursuant to Article XI of the Company’s Bylaws.  On September 27, 2007, the Court entered its Memorandum and Order dismissing Count IV (Civil Racketeer Influenced Corrupt Organizations) of the Challenger Powerboats and Marine Holdings Petition, but denying Mr. Evans’ Motion to Dismiss as to breach of fiduciary duty, breach of contract/unjust enrichment, and civil conspiracy counts.  On October 5, 2007, the Company’s Board of Directors passed a resolution rejecting Mr. Evans’ request for advancement of legal fees.  On October 11, 2007, Mr. Evans’ filed a counterclaim asserting his right to advancement of legal fees as a former officer under the Company’s Bylaws.  On October 31, 2007, the Company filed its Answer to Mr. Evans Counterclaim for Advancement of Legal Fees, denying liability and asserting numerous affirmative defenses.  The parties are currently engaged in Discovery.

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

On June 15, 2007, Donald Scott filed a lawsuit in the District Court of the County of Stearns, Minnesota against IMAR Group, LLC, a wholly-owned subsidiary of Challenger Powerboats, and against Gary Rutherford.  Against IMAR, Donald Scott asserts claims for damages for breaches of contract, conversion, and unjust enrichment. Donald Scott is seeking from IMAR Group, LLC, more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  Against Gary Rutherford, Donald Scott asserts claims for conversion, interference with prospective business advantage, slander and unjust enrichment. Donald Scott is seeking from Gary Rutherford more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs. On July 19, IMAR Group, LLC filed its Answer and Cross-claim denying liability and asserting a cross claim against Gary Rutherford seeking contribution and/or indemnity from Gary Rutherford to the extent that IMAR Group, LLC and Rutherford are found jointly liable based on actionable conduct by Gary Rutherford.  On July 24, Gary Rutherford filed a cross-claim against IMAR Group, LLC seeking recovery from IMAR to the extent that the note is reduced by Donald Scott’s claims against IMAR and seeking indemnity or reimbursement from IMAR Group, LLC to the extent that IMAR and Gary Rutherford are found jointly liable.  On Augst 24, 2008, IMAR filed its Answer to the crossclaim of Gary Rutherford, denying liability and asserting numerous affirmative defenses.  The parties are currently engaged in discovery.

On October 19, 2007, Roy Baker filed a lawsuit in the Court of Common Pleas, Allen County, Ohio, against IMAR Group, LLC, a wholly-owned subsidiary of the Company, and against Mercury Marine.  Roy Baker asserts claims under the Magnuson-Moss Federal Trade Commission Act, the Ohio Uniform Commercial Code, the Ohio Consumer Sales Practices Act, and for implied warrant in tort.  Roy Baker seeks damages equal to three times his actual damages in excess of $25,000 and/or the statutory minimum of $200 for each additional unlawful act alleged, over and above any treble damage award.  At the time of this filing, the Company had not yet filed its Answer to Roy Baker’s Complaint.

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

NOTE 11.

DEALER FLOOR PLAN FINANCING

The Company has entered into floor plan financing whereby it is paid by its dealers for their products via a third-party floor plan company.  The Company has entered into three such agreements.  These master agreements include a repurchase agreement that requires the Company to accept returned product from the dealers and repay the outstanding loan amount to the floor plan financing companies.  Although these returns are uncommon, and the boats are usually resold to another dealer in a short period of time, the Company has the possibility of future repayment under the agreements.  As of September 30, 2007, the Company had a total of $3,621,386 financed through the floor plan financing companies.

NOTE 12.

CAPITAL STOCK TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On September 26, 2003, the Company’s Board of Directors declared a 100-for-1  reverse  stock  split  of  outstanding  common stock payable at September 26, 2003 and amended its Articles of Incorporation to increase the authorized capital shares to 100,000,000. On January 30, 2004, the Company’s Board of Directors declared a 10-for-1 reverse split of the outstanding common stock payable at January 30, 2004.

On October 18, 2007, our Challenger Powerboats’ Board of Directors authorized an amendment to the Company’s Amended Articles of Incorporation, as amended, to effect a reverse split of the issued and outstanding shares of our common stock, par value $0.001, on a 1 for 20 basis. The Amendment was filed on October 19, 2007 and effective on October 31, 2007 (the “Effective Date”).

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

During the year beginning January 1, 2007, and through September 30, 2007, the following common stock transactions were made:

On January 3, 2007, the Company issued 12,500 shares of common stock valued at $10,000 to Dutchess Private Equities Fund in conjunction with their December 6, 2006, investment in the Company.  The shares were accounted for as interest expense.

On January 29, 2007, the Company issued 30,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their January 23, 2006 and January 25, 2007, investments in the Company.  The shares were accounted for as interest expense.

On February 6, 2007, the Company issued a common stock purchase warrant to Infinity Consulting Group, LLC. The warrants can be exercised at any time on or after January 2, 2008 and through January 2, 2009, to purchase up to 62,500 shares of the Company’s common stock as of January 2, 2008.  The purchase price of one share of stock under the warrant is equal to $0.35.

On February 12, 2007, the Company issued 50,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of March 31, 2007, the Company had received cash proceeds for these shares on February 16, 2007 and February 26, 2007.

On February 21, 2007, the Company issued 150,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, the Company had received cash proceeds for 125,029 of these shares on February 26, 2007, March 7, 2007, March 12, 2007, March 19, 2007 and April 3, 2007.  The remaining 24,971 shares outstanding were applied as payment against the May 3, 2007 debenture with Dutchess Private Equities Fund.

On February 21, 2007, the Company issued 20,000 shares of common stock valued at $66,000 to Michael Bullinger in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 20,000 shares of common stock valued at $66,000 to Charles Crary in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 20,000 shares of common stock valued at $66,000 to Howard Dahl in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 20,000 shares of common stock valued at $66,000 to Thomas Shorma in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 20,000 shares of common stock valued at $66,000 to William Schlossman, Jr. in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, the Company issued 155,000 shares of common stock valued at $341,000 to Pacific Shores Investments for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, the Company issued 37,500 shares of common stock valued at $82,500 to Seacoast Advisors, Ltd. for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, the Company issued 18,7500 shares of common stock valued at $41,250 to OTC Alerts, LLC for investor relation services.  The shares were accounted for as investor relations expense.

On February 28, 2007, the Company issued 25,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their February 5, 2007 and February 27, 2007 investments in the Company.  The shares were accounted for as interest expense.

On February 29, 2007, the Company issued a common stock purchase warrant to Mark Overbye in accordance with the Gekko purchase terms. The warrants can be exercised at any time on or after February 28, 2009 and through January 28, 2010 to purchase up to 6,250 shares of the Company’scommon stock.  The purchase price of one share of stock under the warrant is equal to $0.15.

On February 29, 2007, the Company issued a common stock purchase warrant to Mark Overbye in accordance with the Gekko purchase terms. The warrants can be exercised at any time on or after February 28, 2009 and through January 28, 2010 to purchase up to 6,250 shares of the Company’s common stock.  The purchase price of one share of stock under the warrant is equal to $0.20.

On April 9, 2007, the Company issued 150,000 shares of common stock valued at $207,000 to Dutchess Private Equities Fund in conjunction with their April 6, 2007 investment in the Company.  The shares were accounted for as interest expense.

On May 24, 2007, the Company issued 34,500 shares of common stock valued at $33,810 to Dutchess Private Equities Fund in conjunction with their May 3, 2007 and May 15, 2007 investment in the Company.  The shares were accounted for as interest expense.

On May 29, 2007, the Company issued 100,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, the Company applied proceeds from 6,118 of these shares against the May 3, 2007 debenture with Dutchess Private Equities Fund.

On June 26, 2007, the Company issued 31,250 shares of common stock valued at $33,565 to Dutchess Private Equities Fund in conjunction with their June 26, 2007 investment in the Company.  The shares were accounted for as interest expense.

On August 14, 2007, the Company issued 25,000 shares of common stock valued at $20,000 to TGR Group for investor relation services.  The shares were accounted for as investor relations expense.

On August 14, 2007, the Company issued 30,000 shares of common stock valued at $24,000 to CCRI for investor relation services.  The shares were accounted for as investor relations expense.

On August 14, 2007, the Company issued 45,000 shares of common stock valued at $36,000 to Grannus Finacial for consulting services.  The shares were accounted for as consulting expense.

On August 14, 2007, the Company issued 40,000 shares of common stock valued at $32,000 to Robert Rico for consulting services.  The shares were accounted for as consulting expense.

On August 14, 2007, the Company issued 40,000 shares of common stock valued at $32,000 to Ben Shirazipour for consulting services.  The shares were accounted for as consulting expense.

On August 14, 2007, the Company issued 10,000 shares of common stock valued at $8,000 to RR Investment Holdings for consulting services.  The shares were accounted for as consulting expense.

On August 14, 2007, the Company issued 10,000 shares of common stock valued at $8,000 to Global Capital for consulting services.  The shares were accounted for as consulting expense.

On September 30, 2007, the Company entered into a Debt Conversion Agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess converted a total of $16,849,214 in principal and accrued interest currently owed to Dutchess into  the right to receive 1,684,921 shares of Series A Preferred Stock. The conversion includes all Dutchess debentures dated February 28, 2006 through May 3, 2007, all amounts outstanding under the Promissory Notes, all amounts outstanding under the Factoring Agreements, all amounts outstanding under the Purchase Order Agreements, all amounts outstanding under the Preferred Agreements, and all amounts oustanding under the consulting agreement with Dutchess Advisors,  The Debt Conversion Agreement requires dividends to be paid quarterly, in cash, at the rate of 8% per annum.  Dividends shall be cumulative.

As of September 30, 2007, the Company owes common stock equivalent to $30,000 to Grannus Financial Advisors per the payment terms of the consulting agreement entered into on May 28, 2007.

As of September 30, 2007, the Company owes 31,250 shares of common stock to Mark Overbye in connection with the Gekko Asset and Technology Agreement entered into on January 29, 2007.

As of September 30, 2007, the Company had issued 755,000 shares of the Company’s common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.  The proceeds received for 444,200 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund II, LP, and the Company received the cash proceeds from 217,418 shares.  The remaining 83,282 shares had not been returned to the company as of September 30, 2007.

NOTE 13.

RENTS

The Company occupies office and manufacturing space at the manufacturing facility in Washington, Missouri, which is owned by the Company. Effective January 1, 2007, the Company rents a manufacturing facility in Fargo, North Dakota. This facility is used for production of the IMAR Group, LLC product and includes office space.

For the three months ended September 30, 2007, the Company had building rental expense of $29,736 for the rental of the manufacturing and office space in Fargo.

NOTE 14.

SUBSEQUENT EVENTS

On October 18, 2007, the Board of Directors authorized an amendment to the Company’s Amended Articles of Incorporation, as amended, to effect a reverse split of the issued and outstanding shares of our common stock, par value $0.001, on a 1 for 20 basis. The Amendment was filed on October 19, 2007, and effective on October 31, 2007. All shares reported in this filing have been restated to reflect the effect of the reverse stock split.

As a condition of the floor plan financing agreement with Textron Financial Corporation, a letter of credit in the amount of $550,000 was required.  This letter of credit was issued by Sun Security Bank on October 23, 2007, who required a $550,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on the Company balance sheet as an Other Asset.

As of October  23, 2007, the Company had repaid $293,994 of the WIP loans to Sun Security Bank, leaving an outstanding balance of  $452,084.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our Report on Form 10-KSB for the year ended December 31, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Quarterly Report, under “Management’s Discussion and Analysis or Plan of Operation” and in other documents which we file from time to time with the Securities and Exchange Commission.

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

GOING CONCERN

Our financial statements for the three months ended September 30, 2007, reflect a net profit of $2,860,409 and net cash flows used by operations of $1,676,581. Our management is currently pursuing equity and/or debt financing in an effort to continue operations. Our future success is likely dependent on our ability to attain additional capital to develop our proposed products and ultimately, upon our ability to attain future profitable operations.  There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flows from operations.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, deferred tax asset valuation allowance and useful lives for depreciable and amortizable assets. Actual results may differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, property and equipment and issuance of shares for service.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries – Marine Holdings, Inc., d/b/a Challenger Powerboats, IMAR Group, LLC, d/b/a Sugar Sand and Gekko, and First Responders, Inc., known as Rockwell Power Systems, Inc. until a name change in June 2005, as of September 30, 2007 and 2006. All significant intercompany accounts and transactions are eliminated in consolidation.  For consolidation purposes, Marine Holdings, Inc. operations have been consolidated from March 1, 2006 forward, and IMAR Group, LLC operations have been consolidated from January 1, 2007 forward, in accordance with the closing transaction.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

OTHER ASSETS

In conjunction with the purchase of Marine Holdings, Inc. and the loan financing through Sun Security Bank, a certificate of deposit in the amount of $1,000,000 was required by Sun Security Bank. We acquired these funds through a $1,236,000 convertible debenture with Dutchess Private Equities Fund II, LP, on February 24, 2006.  Because this certificate of deposit has a maturity date of more than three months, it was carried on our balance sheet as an Other Asset. Effective September 30, 2007, Dutchess Private Equities Fund II, LP retired the February 24, 2006 convertible debenture and all interest due on the debenture. Dutchess will continue to hold a certificate of deposit at Sun Security Bank as collateral under various loan agreements with Sun Security Bank.

In conjunction with the establishment of a Marine Holdings, Inc. floor plan credit facility with Bank of America Marine Finance, a letter of credit in the amount of $100,000 was required by Bank of America. This letter of credit was issued by Sun Security Bank on March 9, 2007, who required a $100,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on our balance sheet as an Other Asset.

As a condition of the floor plan financing agreement with GE Commercial Distribution Finance Corporation, a letter of credit in the amount of $350,000 was required. This letter of credit was issued by Sun Security Bank on July 24, 2007, who required a $350,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on our balance sheet as an Other Asset.

As a condition of the floor plan financing agreement with GE Commercial Distribution Finance Corporation, a letter of credit in the amount of $150,000 was required.  This letter of credit was issued by Sun Security Bank on September 7, 2007, who required a $150,000 certificate of deposit as security.  Because this certificate of deposit has a maturity date of more than three months, it is carried on our balance sheet as an Other Asset.

Under the agreement terms for dealer floor plan financing, the floor plan financing companies hold reserves from each invoice processed before funds are advanced to us. As of September 30, 2007, the reserve balances totaled $207,340.  We received an advance of funds against the reserve on August 30, 2007, and are required to replace the funds in the short-term from future boat fundings.

On February 28, 2006, we finalized the purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore, pursuant to the Marketing and Distribution Agreement of March 1, 2005 and upon the terms and conditions set forth in the Marketing and Distribution Agreement.  In connection with this transaction, we paid existing loans of Marine Holdings, Inc. at Sun Security Bank were paid in full.  Funding for payment of these loans was generated through new loans executed by us in the amount of $4,123,627.

ACCOUNTS RECEIVABLE

We reported an Accounts Receivable balance for September 30, 2007 of $570,566.  We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the preapproved floor plan financing, cash in advance and cash on delivery payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,015,031 consists of fourteen boats.  The $102,192 at September 30, 2007 of trailer inventory consists of trailers which will be resold when the boats in inventory are sold.  The Challenger trailers are built specific to the model of boat.

The boats-in-process inventory of $329,499 at September 30, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $1,394,122 at September 30, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, e.g. real estate (30 years), computers (5 years), software (3 years), office equipment and furniture (3-7 years) and building improvements (5 years).

Leasehold improvements are amortized over the remaining lease term at the date of installation.  Expenditures for maintenance and repairs are charged to expense as incurred.

LONG-LIVED ASSETS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Dispose of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK-BASED COMPENSATION

We have adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS No. 123R).  This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2007, and September 30, 2006, our notes payable have stated borrowing rates that are consistent with those currently available to us and, accordingly, we believe the carrying value of these debt instruments approximates their fair value.

REVENUE RECOGNITION

We recognize income when the products are shipped, and when the service is provided.  We apply the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Challenger Powerboat product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB (Free On Board) Washington, Missouri or Fargo, North Dakota, thereby, the customer is responsible for the goods when they are loaded onto the delivery vessel.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No. 104.  Revenue  from the  sale  of products is recognized when a formal arrangement exists, the price is  fixed,  or  determinable, the delivery is completed and collectibility is reasonably assured.  As a result of our  sales  terms,  the  likelihood  of uncollectible  accounts  receivable  remains  low.

NET LOSS PER SHARE

SFAS No. 128, "Earnings per Share," requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on our earnings per share in the future but are not included in the calculation.  As of September 30, 2007, convertible debentures could convert into 5,721,956 shares of common stock and 140,600 shares of common stock could be issued pursuant to the exercise of warrants. Series A Preferred Stock debt conversion agreements could potentially convert into 27,379,974 shares of common stock.

ADVERTISING AND MARKETING COSTS

Advertising and promotional activities are expensed when incurred. Total advertising and marketing costs were $61,696 and $27,369 for the three months ended September 30, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are invoiced to the customer upon completion at the manufacturing plant. We bill our customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by us for shipping and handling costs related to the sale and delivery of goods to our customers are included in cost of goods sold in the Statement of Operations. Total shipping and handling costs were $73,346 and $0 for the three months ending September 30, 2007 and 2006, respectively.

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

2007
Deferred tax assets – tax effected:
Net operating loss carry forwards	$12,209,580
Valuation allowance for deferred tax assets	(12,209,580)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2007, we had net operating loss carry forwards of approximately $12,209,580 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Effective January 1, 2007, we acquired one-hundred percent of the total outstanding membership interest of International Marine and Recreation, or IMAR Group, LLC, and the assets and technology of Gekko Sports Corporation.  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at an 80,000 square foot leased facility in Fargo, North Dakota.   We sold the Sugar Sand assets to Execute Sports, Inc. on August 29, 2007 for $5,000,000 in cash, and entered into a ten year exclusive manufacturing and supply agreement and sales and marketing agreement with Execute for the Sugar Sand product.

We are a publicly traded company, which trades on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPBI."

The address of our principal executive office is 300 Westlink Drive, Washington, MO 63090. Our telephone number is (636) 390-9000.  Our website address is www.challengerpowerboats.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006.

NET REVENUES

For the three months ended September 30, 2007, we generated net revenues of $676,351 compared to net revenues of negative $8,481 for the three months ended September 30, 2006.  The increase in revenue was primarily due to the addition of IMAR Group, LLC sales of $411,137, which we acquired in January 2007.

COST OF GOODS SOLD

We incurred costs of sales of $1,000,845 for the three months ended September 30, 2007, as compared to $1,853 for the three months ended September 30, 2006.  Cost of goods sold increased relative to the increased revenue generated through IMAR Group, LLC acquisition.

OPERATING EXPENSES

Operating expenses increased to $1,452,556 for the three months ended September 30, 2007 as compared to $965,885 for the three months ended September 30, 2006. The increase in operating expenses for the three month period ended September 30, 2007 as compared to September 30, 2006 occurred primarily as a result of the acquisition of IMAR Group, LLC and the inclusion of their operating expenses of $293,351 for the three month period.  The major factors in our operating expenses increasing are the following:

•

Payroll and payroll taxes increased from $215,594 to $364,943. IMAR Group expenses were $103,486 for the three month period.

•

Travel expenses increased to $39,395 versus $27,380 as of September 30, 2006. This is due to the addition of four people in the sales department and travel to our Fargo facility.

•

Trade show expenses decreased to $2,774 versus $83,435 as of September 30, 2006.

•

Professional fees increased to $120,330 versus $81,271 as of September 30, 2006.

•

Advertising and marketing expenses increased to $61,696 versus $27,369 as of September 30, 2006 as a result of increased print advertising.

•

Consulting fees increased to $161,320 versus $76,458 as of September 30, 2006 due to various agreements.

•

Sales expense increased to $155,745 versus $0 as of September 30, 2006 due to the annual dealer meeting expense and outside sales agent commission.

INTEREST EXPENSE

Interest expense increased to $715,313 for the three month period ended September 30, 2007 from $700,532 for the three month period ended September 30, 2006.  We booked a reduction of $95,233 to interest expense in connection with the retirement of the $1,236,000 convertible debenture with Dutchess Private Equities Fund II, LP.  Interest expense is recorded in connection with the issuance of convertible debentures, promissory notes and factoring and purchase order agreements by Dutchess Private Equities, LP, Dutchess Private Equities II, LP, and Dutchess Private Equities, Ltd.  Each of our notes and debentures were issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant.  Also, our debentures are issued with a conversion preference to the holder of the debenture in the event of default, which are included in interest expense on the financial statements.

Interest expense has also increased as the result of work-in-process loans carried by Sun Security Bank, which fund the building of the product until it is sold, and the interest on the Sun Security Bank loan, which funded the acquisition of Marine Holdings, Inc. Interest expense also increased as a result of the IMAR promissory notes associated with the IMAR Group, LLC and Gekko acquisitions.

NET PROFIT / LOSS

We had a net profit of $2,860,409 for the three months ended September 30, 2007, as compared to a loss of $1,670,595 for the three months ended September 30, 2006.   The Net Loss decreased due to our increase in Marine Holdings and IMAR revenues, but primarily due to the sale of the Sugar Sand assets to Execute Sports, Inc., for $5,000,000, which resulted in a gain on sale of $4,887,715.  Net Profit was also impacted by the early payoff of the IMAR Acquisition debt, which resulted in $213,291 of Other Income and the agreement with a vendor to write-off $350,000 of outstanding payables to Other Income.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fund our operations and fulfill our plan of acquiring companies and assisting in the development of those companies internally. As of September 30, 2007, we had Total Current Assets of $5,116,127 compared to $1,991,808 as of December 31, 2006. This was due primarily to the following:

•

a $570,566 increase in Accounts Receivable.

•

a $1,024,231 increase in inventory, including boats in process, parts, and finished boats ,from the acquisition and merger of IMAR Group, LLC.

•

A $1,480,011 increase in Cash, however, we indend to use cash in the last quarter of 2007 to reduce additional debts and fund a letter of credit with a floor plan company to increase our available floor plan capacity.

As of September 30, 2007, we had Total Current Liabilities of $4,597,070, compared to $5,983,083, as of December 31, 2006. This was due primarily to the following:

•

a $1,349,278 increase in Accounts Payable from the acquisition and merger of IMAR Group, LLC.

•

a $718,177 decrease in Accrued Interest due to the conversion of Dutchess debt to preferred stock and a new debenture agreement.  All accrued interest related to these agreements included as part of the conversion and was reclassed to Paid-in Capital.

•

a $2,281,054 decrease versus December 31, 2006, in related party promissory notes and a $695,000 decrease  in related party receivable factoring agreements as a result of the Dutchess debt conversion.

•

a $496,572 increase in Warranty Reserve from the acquisition and merger of IMAR Group, LLC.

Cash and cash equivalents were $1,654,717 as of September 30, 2007 as compared to $174,706 as of December 31, 2006. Our Stockholders’ Equity at September 30, 2007 was a deficit of $2,594,491 as compared to $13,314,989 at December 31, 2006.

As of September 30, 2007, we had debt of $10,867,196, including convertible debentures with related parties which total $3,209,722.  We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010, 2011 and 2012.  Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed.

We continue to require additional funding.  We believe we will be able to secure funding from our current investors, but there is no assurance we will be able to do so.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default.  We may not be able to able to meet our debt service obligations. If we default on our existing debt, we may have to pay additional penalties or issue additional equity.  If we issue equity, our existing stockholders’ interests will be diluted.  If we can’t raise sufficient funds, we may have to curtail or cease operations.

FINANCING ACTIVITIES

On January 3, 2007, we issued 12,500 shares of common stock valued at $10,000 to Dutchess Private Equities, Ltd., in conjunction with their December 6, 2006, investment in us.  The shares were accounted for as interest expense.

On January 23, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 42,020 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 25, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 33,410 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 29, 2007, we issued 30,000 shares of common stock valued at $36,000 to Dutchess Private Equities Fund in conjunction with their December 28, 2006 and January 23, 2007, investment in us.  The shares were accounted for as interest expense.

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

As consideration for the acquisition, we paid total cash compensation of $256,500 and a total of 150,000 shares of our restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance of the shares. We also granted these individuals two Promissory Notes, one in the amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these Notes, the first payment of $168,638 was due and paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We had full prepayment privileges at any time without prepayment penalty. Interest on these Notes was computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof remained outstanding. Payment on the Notes was secured by a security interest in the assets set forth in the Agreement of Purchase and Sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. as set forth in the Guarantee Agreement, dated January 30, 2007. The guaranty granted on the Note of $1,151,500 by Dutchess was limited to $619,000.  These notes were paid in full on August 29, 2007 at a discount of $213,291.

As part of the Agreement of Purchase and Sale, we agreed to guaranty the $125,000 Mercury Marine and a $150,000 GE Commercial Distribution Finance Corporation letter of credit with State Bank of Fargo. This letter of credit was further secured, along with the Notes issued under the Agreement of Purchase and Sale, by the Guarantee Agreement with Dutchess.  The GE letter of credit at State Bank of Fargo was replaced on September 7, 2007, with a $150,000 letter of credit at Sun Security Bank, secured by a $150,000 certificate of deposit.  Mercury Marine agreed to terminate the $125,000 letter of credit at State Bank of Fargo.  No replacement was required for this letter of credit.

Through IMAR Group, LLC, our recently acquired wholly-owned subsidiary, we entered into an Asset and Technology Acquisition Agreement with Mark Overbye and Gekko Sports Corporation on January 30, 2007. We acquired the ownership rights, title and interests in the assets and technology of Gekko Sports Corporation, including patents, trademarks, trade names, trade secrets and goodwill.

In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior Technology, Transfer, License or Royalty Agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a Promissory Note payable with interest at a fixed rate of 10% per annum. Under the terms of the Note, the first payment was due on February 28, 2007, with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We will have full prepayment privileges at any time without prepayment penalty. Interest on this Note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be in default under the Note if we fail to make a payment under the Note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in Bankruptcy. In the event we default under the Note, Mr. Overbye may declare the entire unpaid principal balance on the Note and all accrued interest immediately due, after 30 days notice. The Note is secured by the security interest in the Assets set forth in the Security Agreement.

We also agreed to issue Mr. Overbye 31,250 shares of our restricted common stock subject to a Leak-Out Agreement, and warrants to purchase 6,250 shares of our common stock at a strike price of $0.15 and 6,250 shares of its common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the warrants is subject to the Leak-Out Agreement.

In addition, we entered into a two-year Employment Agreement with Mr. Overbye. Under the terms of the Employment Agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine Holdings, Inc. and IMAR Group, LLC. Under the terms of the Employment Agreement we agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion of our Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by our Chief Executive Officer and Board of Directors. The metrics are to be mutually agreed upon by our Board of Directors, Chief Executive Officer and Mr. Overbye.

The Promissory Note of $670,000 under the Asset and Technology Acquisition Agreement, as well as each debt, liability and obligation which IMAR Group or Challenger Powerboats may now or at any time hereafter owe to Mr. Overbye or Gekko Sports Corporation pursuant to such Asset and Technology Acquisition Agreement, is secured pursuant to a Security Agreement entered into on January 29, 2007 between IMAR Group and Challenger Powerboats on one hand and Mark Overbye and Gekko Sports Corporation on the other hand. Under the terms of the Security Agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to us and our subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

As described above, in connection with the acquisition of IMAR and the Assets and Technology of Gekko, we issued warrants to purchase 6,250 shares of common stock at a strike price of $0.15 and warrants to purchase 6,250 shares of common stock at a strike price of $0.20.

On February 12, 2007, we issued 50,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, we issued 150,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.

On February 21, 2007, we issued 30,000 shares of common stock valued at $66,000 to Michael Bullinger in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 30,000 shares of common stock valued at $66,000 to Charles Crary in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 30,000 shares of common stock valued at $66,000 to Howard Dahl in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 30,000 shares of common stock valued at $66,000 to Thomas Shorma in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 30,000 shares of common stock valued at $66,000 to William Schlossman, Jr. in connection with the acquisition of IMAR Group, LLC.

On February 21, 2007, we issued 155,000 shares of common stock valued at $341,000 to Pacific Shores Investments for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, we issued 37,500 shares of common stock valued at $82,500 to Seacoast Advisors, LTD for investor relation services.  The shares were accounted for as investor relations expense.

On February 21, 2007, we issued 18,750 shares of common stock valued at $41,250 to OTC Alerts, LLC for investor relation services.  The shares were accounted for as investor relations expense.

On February 27, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 44,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On February 28, 2007, we issued 25,000 shares of common stock valued at $55,000 to Dutchess Private Equities Fund in conjunction with their February 5, 2007 and February 27, 2007, investment in us.  The shares were accounted for as interest expense.

On March 26, 2007, we entered into a Purchase Order Financing Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, are to be forwarded to the Holder within one business day.  In the event that on the maturity date, there was a balance due on the face amount, the Holder can increase the face amount by ten percent 10% per month, for each month that the agreement remains unpaid.   The Agreement was extended and is now due and payable with thirty days notice from Dutchess Private Equities Fund, Ltd.  As of September 30, 2007, $58,000 of this Note was repaid, and the balance at September 29, 2007 is $122,000.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,101 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Purchase Order Financing Agreement has been cancelled and terminated.

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

On April 6, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 75,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 9, 2007, we issued 150,000 shares of common stock valued at $207,000 to Dutchess Private Equities Fund in conjunction with their April 6, 2007 investment in us.  The shares were accounted for as interest expense.

On May 3, 2007, we entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  As of September 30, 2007, $45,093 of this Note was repaid, and the balance at September 30, 2007 is $140,907.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,749 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 15, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $160,000.  The debenture has a 10% dividend rate and is due and payable May 15, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 16,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On May 24, 2007, we issued 34,500 shares of common stock valued at $33,810 to Dutchess Private Equities Fund in conjunction with their May 3, 2007 and May 15, 2007 investment in us.  The shares were accounted for as interest expense.

On May 25, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,767 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On May 29, 2007, we issued 100,000 shares of common stock in connection with the Equity Line Agreement dated August 24, 2005 with Preston Capital Partners.  As of June 30, 2007, we applied proceeds from 6,118 of these shares against the May 3, 2007 debenture with Dutchess Private Equities Fund. There are 93,882 shares outstanding as of September 30, 2007.

On June 26, 2007, we issued 31,250 shares of common stock valued at $33,565 to Dutchess Private Equities Fund in conjunction with their June 26, 2007 investment in us.  The shares were accounted for as interest expense.

On June 26, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $685,000.  The debenture has a 10% dividend rate and is due and payable June 26, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents. On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 70,213 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On July 12, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $550,000.  The debenture has a 10% dividend rate and is due and payable July 12, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,146 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On August 3, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $650,000.  The debenture has a 10% dividend rate and is due and payable August 8, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 66,083 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On September 30, 2007, we entered into an Amended and Restated Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $2,784,685.  This debenture is issued in conjunction with the conversion of existing Dutchess debt into Series A Preferred Stock and includes all Dutchess debentures dated January 20, 2004 through February 22, 2006.  The debenture has an 8% interest rate and is due and payable September 30, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the twenty trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.

As of September 30, 2007, we owe common stock equivalent to $30,000 to Grannus Financial Advisors per the payment terms of the consulting agreement entered into on May 28, 2007.

As of September 30, 2007, we owe 31,250 shares of common stock to Mark Overbye in connection with the Gekko Asset and Technology Agreement entered into on January 29, 2007.

As of September 30, 2007, we had issued 755,000 shares of our common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.  The proceeds received for 444,200 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund II, LP, and we received the cash proceeds from 217,418 shares.  The remaining 83,282 shares had not been returned to us as of September 30, 2007.

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

SUBSIDIARIES

As of September 30, 2007, we had three subsidiaries:

Marine Holdings, Inc.   (d/b/a  Challenger Offshore)

IMAR Group, L.L.C.

First Responders, Inc.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer/ Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/ Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during the third quarter of 2007 covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme Companies, Inc., asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We are seeking recovery of all attorneys’ fees.  We filed a Motion for Summary Judgment.  This case was set for trial on January 22, 2008.  However, we have reached a settlement with Mr. Miller.  The lawsuit has not been dismissed yet.  However, we anticipate that it will be dismissed before the end of the year.

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

The case was removed to the United States District Court Eastern District of Missouri on January 22, 2007.  Mr. Evans filed a Motion to Dismiss on February 19, 2007, as well as an accompanying Memorandum.  We filed a Response in Opposition to Barrett Evan’s Motion to Dismiss on March 22, 2007.  On August 17, 2007, Mr. Evans made a demand that we advance his legal fees pursuant to Article XI of our Bylaws.  On September 27, 2007, the Court entered its Memorandum and Order dismissing Count IV (Civil Racketeering Influenced Corrupt Organizations) of our and Marine Holdings’ Petition, but denying Mr. Evans’ Motion to Dismiss as to the breach of fiduciary duty, breach of contract/unjust enrichment, and civil conspiracy counts.  On October 5, 2007, our Board of Directors passed a resolution rejecting Mr. Evan’s request for advancement of legal fees.  On October 11, 2007, Mr. Evans filed a counterclaim asserting his right to advancement of legal fees as a former officer under our Bylaws.  On October 31, 2007, we filed our Answer to Mr. Evans’ Counterclaim for Advancement of Legal Fees, denying liability and asserting numerous affirmative defenses.  The parties are currently engaged in Discovery.

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

On June 15, 2007, Donald Scott filed a lawsuit in the District Court of the County of Stearns, Minnesota against IMAR Group, LLC, a wholly owned subsidiary of Challenger Powerboats, and against Gary Rutherford.  Against IMAR, Donald Scott asserts claims for damages for breaches of contract, conversion, and unjust enrichment. Donald Scott is seeking from IMAR Group, LLC, more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  Against Gary Rutherford, Donald Scott asserts claims for conversion, interference with prospective business advantage, slander and unjust enrichment. Donald Scott is seeking from Gary Rutherford more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs. On July 19, IMAR Group, LLC filed its Answer and Cross-claim denying liability and asserting a cross claim against Gary Rutherford seeking contribution and/or indemnity from Gary Rutherford to the extent that IMAR Group, LLC and Rutherford are found jointly liable based on actionable conduct by Gary Rutherford. On July 24, Gary Rutherford filed a cross-claim against IMAR Group, LLC seeking recovery from against IMAR to the extent that the note is reduced by Donald Scott’s claims against IMAR and seeking indemnity or reimbursement from IMAR Group, LLC to the extent that IMAR and Gary Rutherford are found jointly liable.   On August 24, 2007, IMAR filed its Answer to the cross-claim of Gary Rutherford, denying liability and asserting numerous affirmative defenses.  The parties are currently engaged in discovery.

On October 19, 2007, Roy Baker filed a lawsuit in the Court of Common Pleas, Allen County, Ohio, against IMAR Group, LLC, our wholly-owned subsidiary, and against Mercury Marine.  Roy Baker asserts claims under the Magnuson-Moss Federal Trade Commission Act, the Ohio Uniform Commercial Code, the Ohio Consumer Sales Practices Act and for implied warranty in tort.  Roy Baker seeks damages equal to three times his actual damages in excess of $25,000 and/or the statutory minimum of $200 for each additional unlawful act alleged, over an above any treble damage award.  At the time of this filing, we had not yet filed our Answer to Roy Baker’s Complaint.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 12, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $550,000.  The debenture has a 10% dividend rate and is due and payable July 12, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,146 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On August 3, 2007, we entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $650,000.  The debenture has a 10% dividend rate and is due and payable August 8, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.  On September 30, 2007, we entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 66,083 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On September 30, 2007, we entered into an Amended and Restated Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $2,784,685.  This debenture is issued in conjunction with the conversion of existing Dutchess debt into Series A Preferred Stock and includes all Dutchess debentures dated January 20, 2004 through February 22, 2006.  The debenture has an 8% interest rate and is due and payable September 30, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the twenty trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of three cents.

On September 30, 2007, we entered into a Debt Conversion Agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess converted a total of $16,849,214 in principal and accrued interest currently owed to Dutchess into the right to receive 1,684,921 shares of Series A Preferred Stock. The conversion includes all Dutchess debentures dated February 28, 2006 through May 3, 2007, all amounts outstanding under the Promissory Notes, all amounts outstanding under the Factoring Agreements, all amounts outstanding under the Purchase Order Agreements, all amounts outstanding under the Preferred Agreements, and all amounts oustanding under the consulting agreement with Dutchess Advisors,  The Debt Conversion Agreement requires dividends to be paid quarterly, in cash, at the rate of 8% per annum.  Dividends shall be cumulative.

As of September 30, 2007, we owe common stock equivalent to $30,000 to Grannus Financial Advisors per the payment terms of the consulting agreement entered into on May 28, 2007.

As of September 30, 2007, we had issued 755,000 shares of our common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.  The proceeds received for 444,200 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund II, LP, and we received the cash proceeds from 217,418 shares.  The remaining 83,282 shares had not been returned to us as of September 30, 2007.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933, "Securities Act," registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

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

3.4

Certificate of Amendment to Articles of Incorporation, dated October 31, 2007 (included as Exhibit 3.1 to the Form 8-k filed November 5, 2007, and incorporated herein by reference).

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

4.5

Subordinated Convertible Promissory Note between the Company and Lenders (included as Exhibit 10.24 to the Form 10-QSB filed November 23, 2004, and incorporated herein by reference).

4.6

Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated October 18, 2004 (included as Exhibit 4.3 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.7

Debenture Agreement between the Company and eFund Capital Partners, LLC, dated October 18, 2004 (included as Exhibit 4.4 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.8

Debenture Agreement between the Company and Dutchess Private Equities Fund L.P., dated December 23, 2004 (included as Exhibit 4.5 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).

4.9

Debenture Agreement between the Company and Dutchess Private Equities Fund II, LP, dated January 3, 2005 (included as Exhibit 4.6 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.10

Warrant Agreement between the Company and Dutchess Private Equities, II, LP, dated January 3, 2005 (included as Exhibit 4.7 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.11

Debenture Agreement between the Company and Dutchess Private Equities Fund, LP, dated March 8, 2005 (included as Exhibit 4.8 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.12

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

4.14

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

4.17

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated March 11, 2005 (included as Exhibit 4.14 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.18

Debenture Agreement between the Company and Dutchess Private Equities Fund, dated April 18, 2005 (included as Exhibit 4.24 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.19

Warrant Agreement between the Company and Dutchess Private Equities Fund, dated April 18, 2005 (included as Exhibit 4.25 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.20

Debenture Agreement between the Company and Dutchess Private Equities Fund II, dated May 5, 2005 (included as Exhibit 4.26 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.21

Warrant Agreement between the Company and Dutchess Private Equities Fund II, dated May 5, 2005 (included as Exhibit 4.27 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.22

Debenture Agreement between the Company and Dutchess Private Equities Fund II, dated May 13, 2005 (included as Exhibit 4.28 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.23

Warrant Agreement between the Company and Dutchess Private Equities Fund II, dated May 13, 2005 (included as Exhibit 4.29 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.24

Debenture Exchange Agreement between the Company and Dutchess Private Equities Fund II, dated May 18, 2005 (included as Exhibit 4.30 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

4.25

Warrant Agreement between the Company and Dutchess Private Equities Fund II, dated May 18, 2005 (included as Exhibit 4.31 to the Form SB-2 filed June 9, 2005, and incorporated herein by reference).

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

4.29

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated June 16, 2005 (included as Exhibit 4.36 to the Form 10-QSB filed August 15, 2005, and incorporated herein by reference).

4.30

Warrant Agreement between the Company and Dutchess Private Equities Fund II, LP, dated June 16, 2005 (included as Exhibit 4.37 to the Form 10-QSB filed August 15, 2005, and incorporated herein by reference).

4.31

Registration Rights Agreement between the Company and Preston Capital Partners, LLC, dated August 24, 2005 (included as Exhibit 4.35 to the Form SB-2 filed August 24, 2005, and incorporated herein by reference).

4.32

Warrant Agreement between the Company and Dutchess Private Equities Fund II, LP, dated July 7, 2005 (included as Exhibit 4.38 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.33

Debenture Agreement between the Company and Dutchess Private Equities Fund II, LP dated July 7, 2005 (included as Exhibit 4.39 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.34

Warrant Agreement between the Company and eFund Capital Partners, dated July 7, 2005 (included as Exhibit 4.40 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.35

Debenture Agreement between the Company and eFund Capital Partners, dated July 7, 2005 (included as Exhibit 4.41 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.36

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated July 21, 2005 (included as Exhibit 4.42 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.37

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated August 5, 2005 (included as Exhibit 4.43 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

4.38

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated August 19, 2005 (included as Exhibit 4.44 to the Form 10-QSB filed November 14, 2005, and incorporated herein by reference).

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

4.46

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated November 1, 2005 (included as Exhibit 4.52 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.47

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated November 9, 2005 (included as Exhibit 4.53 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.48

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated November 22, 2005 (included as Exhibit 4.54 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.49

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated December 7, 2005 (included as Exhibit 4.55 to the Form 10-KSB filed April 14, 2006, and incorporated herein by reference).

4.50

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated January 3, 2006 (included as Exhibit 4.56 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.51

Promissory Note between the Company and Dutchess Private Equities Fund II, L.P., dated January 27, 2006 (included as Exhibit 4.57 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.52

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 1, 2006 (included as Exhibit 4.58 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.53

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 3, 2006 (included as Exhibit 4.59 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

4.54

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated February 10, 2006 (included as Exhibit 4.60 to the form 10-QSB  filed June 5, 2006, and incorporated herein by reference).

4.55

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated February 14, 2006 (included as Exhibit 4.61 to the form 10-QSB  filed June 5, 2006, and incorporated herein by reference).

4.56

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated February 24, 2006 (included as Exhibit 4.62 to the form 10-QSB  filed June 5, 2006, and incorporated herein by reference).

4.57

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated February 28, 2006 (included as Exhibit 4.63 to the form 10-QSB filed June 5, 2006, and incorporated herein by reference).

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

4.69

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated July 5, 2006 (included as Exhibit 4.75 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.70

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated July 20, 2006 (included as Exhibit 4.76 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

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

4.75

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated September 12, 2006 (included as Exhibit 4.81 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.76

Debenture Agreement between the Company and Dutchess Private Equities Fund, L.P., dated September 26, 2006 (included as Exhibit 4.82 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

4.77

Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P., dated September 26, 2006 (included as Exhibit 4.83 to the form 10-QSB filed November 14, 2006, and incorporated herein by reference).

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

4.82

Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 26, 2007 (included as exhibit 4.88 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.83

Purchase Order Financing Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 26, 2007 (included as exhibit 4.89 to the form 10-QSB filed May 21, 2007and incorporated herein by reference).

4.84

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

4.87

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 15, 2007 (included as Exhibit 4.93 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

4.88

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated May 25, 2007 (included as Exhibit 4.94 to the for 10-QSB filed August 20, 2007 and incorporated herein by reference).

4.89

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated June 26, 2007(included as Exhibit 4.95 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

4.90

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated July 13, 2007 (included as Exhibit 4.96 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

4.91

Convertible Redeemable Preferred Stock Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated August 3, 2007 (included as Exhibit 4.97 to the form 10-QBS filed August 20, 2007, and incorporated herein by reference).

4.92

Amended and Restated Security Agreement between the Company and Dutchess Private Equities Fund Ltd., dated September 30, 2007 (filed herwith).

4.93

Debt Conversion Agreement between the Company and Dutchess Advisors, LLC, dated September 30, 2007 (filed herewith).

4.94

Debt Conversion Agreement between the Company and Dutchess Private Equities Fund Ltd., dated September 30, 2007 (filed herewith).

4.95

Amended and Restated Debenture between the Company and Dutchess Private Equities Fund Ltd., dated September 30, 2007 (filed herewith).

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

10.12

Receivable Factoring Agreement between the Company and Dutchess Private Equities Fund II, LP, dated May 17, 2006 (included as Exhibit 10.25 to the form 10-QSB filed August 14, 2006, and incorporated herein by reference).

10.13

Consulting Agreement between the Company and Grannus Financial Advisors, dated May 28, 2007 (including as Exhibit 10.14 to the 10-QSB/A filed August 22, 2007, and incorporated herein by reference).

10.14

Consulting Agreement between the Company and C.C.R.I. Corporation, dated March 14, 2007 (included as Exhibit 10.15 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

10.15

Consulting Agreement between the Company and RR Investment Holdings, LLC, dated July 2007 (included as Exhibit 10.16 to the form 10-QSB filed August 20, 2007, and incorporated herein by reference).

10.16

Asset Purchase Agreement between the IMAR Group, Inc. and Execute Sports, Inc., dated August 29, 2007 (included as Exhibit 10.1 to the Form 8-k filed September 12, 2007, and incorporated herein by reference).

10.17

Warrant Cancellation Agreement between the Company and Dutchess Private Equities Fund Ltd., dated September 30, 2007 (filed herewith).

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHALLENGER POWERBOATS, INC.

Date: November 19, 2007	By:	/s/ Laurie A. Phillips
Laurie A. Phillips
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Novielli	Chairman of the Board of Directors	November 19, 2007
Michael A. Novielli

/s/ Douglas H. Leighton	Director	November 19, 2007
Douglas H. Leighton

/s/ Theodore J. Smith	Director	November 19, 2007
Theodore J. Smith