Form 10KSB
period 2007-12-31
Challenger Powerboats, Inc.
filed 2008-04-15
CIK 1114908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

CHALLENGER POWERBOATS, INC.

(Name of small business issuer in its charter)

———————

NEVADA	000-30914	88-0394012
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

300 WESTLINK DRIVE

WASHINGTON, MO  63090

(Address of Principal Executive Office) (Zip Code)

(636) 390-9000

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The Issuer had $7,399,703 in revenues for the fiscal year ended December 31, 2007.

As of March 31, 2008 the aggregate market value of the Issuer's common stock held by non-affiliates was $1,027,178.80 (based on the closing price of $0.40 per share of common stock on March 31, 2008 as reported by the Over-the-Counter Bulletin Board).

The Issuer had 4,010,920 shares of common stock outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

CHALLENGER POWERBOATS, INC.

FORM 10-KSB

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

OVERVIEW

Challenger Powerboats, Inc. (referred to herein as the “Company,” “we,” “our,” “ours,” and “us”) was incorporated in the State of Nevada on August 14, 1994 as Shogun Advertising, Inc.  We design and manufacture high performance boats, family sport cruisers, jet boats and water ski tow boats under the brands ‘Challenger Powerboats,’ ‘Sugar Sand’ and ‘Gekko.’ We target the recreational boating market with our products.  We are a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble our products in-house.  Our products combine innovative designs with power, safety, handling and stability. We market our products through a dealer network comprised of more than one hundred dealers, with a footprint throughout the United States, Canada, Mexico, Europe, Australia, the Middle East and Japan.

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

Effective January 1, 2007, we acquired one-hundred percent of the total outstanding membership interest of International Marine and Recreation Group, LLC, (“IMAR”), and the assets and technology of Gekko Sports Corporation (“Gekko”).  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at an 80,000 square foot leased facility in Fargo, North Dakota.   We sold the Sugar Sand assets to Execute Sports, Inc. (“Execute”) on August 29, 2007 for $5,000,000 in cash, and entered into a ten year exclusive manufacturing and supply agreement and sales and marketing agreement with Execute for the Sugar Sand product.

Notwithstanding, we do not generate positive cash flows and are required to make large debt service payments. Consequently, we continue to require additional funding at this time.  We may be able to secure funding from our current investors, but there is no assurance we will be able to do so.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default.  Accordingly, we may not be able to able to meet our debt service obligations and may be forced to consider alternative strategies, including ceasing our operations.  Further, on March 17, 2008, we were required to layoff 58 of our 84 employees due to a slowdown in our operations.

Our common stock is listed on the Over-the-Counter Bulletin Board of the National Quotation Service under the ticker symbol "CPBI."

The address of our principal executive office is 300 Westlink Drive, Washington, MO 63090. Our telephone number is (636) 390-9000.  Our website address is www.challengerpowerboats.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

HISTORY

We were incorporated in the State of Nevada on August 14, 1994. On May 10, 1998, we changed our name to Xtreme Webworks. As Xtreme Webworks, we offered services to internet companies. On April 24, 2002, we changed our name to Xtreme Companies, Inc. On November 30, 2002, we determined that our internet hosting and marketing business was not strategic to our ongoing objectives and discontinued capital and human resource investment in the business. On April 26, 2002 we executed an acquisition agreement with Waste Renewal Systems, Inc., a Nevada Corporation (“Waste Renewal”). Waste Renewal provided an innovative and proprietary waste processing solution for municipal solid waste disposal.  On May 15, 2002, we executed an acquisition Agreement with Nucon International, Inc., a Nevada corporation, which later changed its name to Nuclear Reduction Systems, Inc. (“Nuclear”).  Nuclear provided cutting edge technology in the nuclear waste treatment industry. In July 2003, we discontinued the operation of Waste Renewal and Nuclear due to the failure to negotiate satisfactory terms for the extension of the license agreements and our inability to commercialize our products.

On October 1, 2003, we entered into an agreement and plan of reorganization with Rockwell Power Systems, Inc., a Delaware corporation (“Rockwell”). As a result of the transaction, Rockwell became our wholly-owned subsidiary. Pursuant to this agreement, we purchased substantially all of the capital stock of Rockwell for approximately $175,000 in exchange for 60,000,000 shares of our common stock.

Rockwell was incorporated in Delaware on January 29, 2001 under the name Rockwell Healthcare Systems, Inc. We changed our name on April 12, 2001 to Rockwell Power Systems. On October 1, 2003, we purchased the fire and rescue and the recreational boat division from Sonic Jet Performance, Inc. (“Sonic”).  Pursuant to the bill of sale agreement, we were granted a license for a period of twenty years to the use the "Sonic Jet Performance" name. Additionally, we were granted the authority to market and sell fire and rescue and recreational boats everywhere in the world except the Middle East (including Egypt, Lebanon, Turkey, Syria, Jordan, Iraq, Saudi Arabia, Bahrain, Oman, Qatar, the UAE and Yemen.)

From October 1, 2003 until February 28, 2005, we focused our efforts on manufacturing, marketing and selling specialty boats designed for fire and rescue purposes.  On March 1, 2005, we signed an exclusive distribution and marketing agreement with Marine Holdings, Inc., a Missouri corporation d/b/a Challenger Offshore (“Marine”), and Ronald DiBartolo and Gailynn DiBartolo, owners of all outstanding shares of common stock of Marine.  Pursuant to the distribution and marketing agreement, we administered all marketing and sales efforts and served as the exclusive distributor of leisure, fishing and performance boats manufactured by Marine, under the Challenger Offshore name.

We provided Marine with our key personnel, resources and capital to facilitate the sales of Marine's products through direct selling and other distributors. All purchase orders flowed through us and were immediately assigned to Marine for fulfillment. Marine procured all inventory and assumed responsibility for the shipment and delivery of all products ordered by the purchasers. We received a five percent cash commission, based on the total sales price as represented on purchase orders received by us or Marine for all product sales.

We paid an additional five percent of the total outstanding shares of Xtreme on the closing date to Ron DiBartolo and Gailynn DiBartolo for the right to market, sell and distribute its products upon the terms and subject to the conditions set forth in the marketing and distribution agreement.  Furthermore, Marine offered us the option to purchase one-hundred percent of its outstanding shares of common stock.

In March 2005, we permanently relocated all of our operations to Marine’s headquarters in Washington, Missouri. We did not pay rent to Marine, pursuant to the marketing and distribution agreement. Effective May 31, 2005, we entered into an agreement to terminate our lease for 3,000 square feet of office and assembly space in Stanton, California.  Effective May 31, 2005, we entered into an agreement to terminate our lease for 3,000 square feet of storage space in Riverside, California.

On February 28, 2006, we finalized a purchase transaction to acquire one-hundred percent of the total outstanding shares of Marine, pursuant to the marketing and distribution agreement of March 1, 2005.  In connection with this transaction, we paid in full certain existing loans of Marine from Sun Security Bank.  Funding for payment of these loans was generated through new loans that we executed in the amount of $4,123,627.

In mid-2006, we discontinued the manufacturing of our mission specific fire and rescue patrol boats and sold all remaining assets related to these products to a third party.

On November 15, 2006, we changed our name to Challenger Powerboats, Inc.

Effective January 1, 2007, we acquired one-hundred percent of the total outstanding shares of IMAR and the assets and technology of Gekko.  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at the Company’s 80,000 square foot leased facility in Fargo, North Dakota.

As consideration for the acquisition, we paid total cash compensation of $256,500 and a total of 150,000 shares of our restricted common stock to Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, the shareholders of IMAR, all to be distributed on a pro rata basis. The shares are subject to a lock-up that restricts them from sale for a period of eighteen months from the date of issuance. We also granted these individuals two separate promissory notes each, one in the aggregate amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the aggregate amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these promissory notes, the first payment of $168,638 was paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We have full prepayment privileges at any time without prepayment penalty. Interest on the promissory notes was computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof remained outstanding. Payment on the promissory notes was secured by a security interest in the assets set forth in the agreement of purchase and sale dated January 30, 2007, and a guaranty granted by Dutchess Private Equities Fund, Ltd. (Dutchess Private Equities Fund, Ltd., together with Dutchess Private Equities Fund, LP, Dutichess Private Equities Fund II, LP, Dutchess Private Equities, LP and Dutchess Private Equities, Ltd. are collectively referred to herein as “Dutchess”) as set forth in the guarantee agreement, dated January 30, 2007. The guaranty granted on the promissory note of $1,151,500 by Dutchess was limited to $619,000.  These notes were paid in full on August 29, 2007, at a discount of $213,291.

As part of the agreement of purchase and sale, we agreed to guaranty a $125,000 Mercury Marine letter of credit with the State Bank of Fargo and a $150,000 GE Commercial Distribution Finance Corporation letter of credit (the “GE Letter”) with the State Bank of Fargo which were secured previously by IMAR members. This letter of credit was further secured, along with the promissory notes issued under the agreement of purchase and sale, by the guarantee agreement with Dutchess.  The GE Letter at the State Bank of Fargo was replaced on September 7, 2007, with a $150,000 letter of credit at Sun Security Bank, secured by a $150,000 certificate of deposit.  Mercury Marine agreed to terminate the $125,000 letter of credit at the State Bank of Fargo.  No replacement was required for this letter of credit.

Through IMAR, our wholly-owned subsidiary, we entered into an asset and technology acquisition agreement with Mark Overbye and Gekko on January 30, 2007. We acquired the ownership rights, title and interests in the assets and technology of Gekko, including patents, trademarks, trade names, trade secrets and goodwill ("Assets and Technology").   In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior technology, transfer, license or royalty agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a promissory note payable with interest at a fixed rate of 10% per annum. Under the terms of the promissory note, the first payment of $40,238 was due and paid on February 28, 2007 with payments continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We have full prepayment privileges at any time without prepayment penalties. Interest on this promissory note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance thereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be deemed in default under the promissory note if we fail to make a payment under the promissory note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in bankruptcy. In the event we default under the promissory note, Mr. Overbye may declare the entire unpaid principal balance on the promissory note, plus all accrued interest, immediately due, after 30 days notice. The promissory note is secured by the security interest in the assets set forth in the security agreement which accompanied the promissory note.

We also agreed to issue Mr. Overbye 31,250 shares of our restricted common stock subject to a leak-out agreement, and warrants to purchase 6,250 shares of our common stock at a strike price of $0.15 and 6,250 shares of our common stock at a strike price of $0.20. The warrants shall vest on January 29, 2009 and resale of the shares of common stock underlying the warrants is subject to the leak-out agreement.

In addition, we entered into a two-year employment agreement with Mr. Overbye. Under the terms of the employment agreement, Mr. Overbye will serve as Marketing Director of Challenger Powerboats and Challenger subsidiary companies, Marine and IMAR . Under the terms of the employment agreement, we agreed to compensate Mr. Overbye with a base salary of $100,000 per year which may be increased at the discretion our Chief Executive Officer. Mr. Overbye is also entitled to receive a quarterly cash bonus of up to five percent of his base salary. The cash bonus will be calculated based on actual performance applied to performance metrics, as well as a discretionary portion to be determined by our Chief Executive Officer and Board of Directors. The metrics are to be mutually agreed upon by our Board of Directors, Chief Executive Officer and Mr. Overbye.

The promissory note for $670,000 under the asset and technology acquisition agreement, as well as each debt, liability and obligation which IMAR or Challenger Powerboats may now or at any time hereafter owe to Mr. Overbye or Gekko pursuant to such asset and technology acquisition agreement, is secured pursuant to a security agreement entered into on January 29, 2007, between IMAR and Challenger Powerboats on one hand and Mark Overbye and Gekko on the other hand. Under the terms of the security agreement, IMAR and Challenger granted Mr. Overbye and Gekko a security interest, subject to security interests held by our other lenders and its subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from, including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

As described above, in connection with the acquisition of IMAR and the Assets and Technology of Gekko, we issued warrants to purchase 6,250 shares of common stock at a strike price of $0.15 and warrants to purchase 6,250 shares of common stock at a strike price of $0.20.

On August 29, 2007, IMAR, our wholly-owned subsidiary, completed the sale of certain assets of its Sugar Sand division to Execute Sports, Inc. for a cash purchase price of $5,000,000.  Under the terms of the asset purchase agreement, Execute purchased all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR’s business of designing, manufacturing and marketing water jet powered Sugar Sand boats, including the “Sugar Sand” trade name and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain name www.sugarsand.com, trade secrets and copyrights and their goodwill.

In connection with the transaction, Execute and IMAR entered into an agreement for exclusive right of supply, pursuant to which IMAR will manufacture and serve as the exclusive supplier of the Sugar Sand line of jet boats to Execute for an initial term of ten years.  In addition, we entered into an exclusive sales and marketing agreement with Execute, pursuant to which we will provide sales and marketing services related to the Sugar Sand boats for an initial term of ten years.

On September 30, 2007, pursuant to the authority conferred by our Articles of Incorporation upon our Board of Directors, we agreed to issue 5,000,000 shares of Series A Preferred Stock, par value of $0.001 per share.  Such number of shares may be increased or decreased by resolution of the Board, provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us into Series A Preferred Stock.

On October 18, 2007, our Board of Directors authorized an amendment to our Amended Articles of Incorporation, to effect a reverse split of the issued and outstanding shares of our common stock, par value $0.001, on a 1 for 20 basis. The Amendment was filed on October 19, 2007 and effective on October 31, 2007 (the “Effective Date”).  As a result of the reverse split, on the Effective Date, each holder of our common stock received 1 share for each 20 shares they owned immediately prior to the Effective Date. Fractional shares were rounded up to the nearest whole share.

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

CHALLENGER POWERBOAT MODELS

We enjoy the reputation of a high quality, high performance builder with numerous unique distinctions in the “go fast” category. At the root of our performance is our patented DDC hull design, dispatching outstanding performance.  Racing a Challenger DDC 28, Gallagher Racing is a consistent winner.  Powerboat, Hot Boat and other publications tout our superior rough water handling, reliable top-end performance and position us as a serious contender in the “go fast” segment.  Recognized as a market leader, “Ratical Graphics” paint schemes are available on all of our DDC models in a myriad of color choices.  Our DDC lineup comprises 3 models ranging from 28 to 33 feet with retail price points from $99,094 to $279,995.

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

The following customer accounted for more than ten percent of our sales in 2007:

Lakelands Marine	$820,050

STRATEGIC RELATIONSHIPS

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

OPERATIONS

We manufacture the decks and hulls for the Challenger and Gekko boats in our Washington, Missouri manufacturing facility. Our boat prototyping and boat assembly is performed in Washington, Missouri, utilizing the Marine manufacturing facility and personnel.

We manufacture the decks and hulls for the Sugar Sand boats in our Fargo, North Dakota manufacturing facility. Our boat prototyping and boat assembly is performed in Fargo, North Dakota utilizing the IMAR leased manufacturing facility and personnel.

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

EMPLOYEES

We presently employ eighty-four full-time employees and one part-time employee in the United States, including administrative, management, sales, marketing and manufacturing personnel.  On March 17, 2008, we were required to layoff 58 of the 85 employees due to a slowdown in our operations. This Company, however, is still paying for benefits for these laid off employees. We also utilize two independent contractors, who assist us in our sales efforts. None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.

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

OTHER REGULATORY MATTERS

Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations. For example, we are subject to federal regulation under the Boat Safety Act of 1971 that requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Although manufacturers of certain equipment we use in our boats have instituted recalls, there has never been a recall resulting from our design or manufacturing process.

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

DESCRIPTION OF PROPERTY

The address of our principal executive office is 300 Westlink Drive, Washington, Missouri.  On  February  28,  2006, as part of the Challenger Offshore acquisition, we acquired real estate which  includes Challenger's 65,000  square  foot  boat  manufacturing facility  located  on  12  acres  in  Washington,  Missouri.  The facility is owned by

Challenger and is security for a long-term note payable with Sun Security Bank, as further described in Note 8 to our financial statements herein.

On January 29, 2007, effective as of January 1, 2007, as part of the IMAR and Gekko acquisition, we assumed the lease obligation of the 80,000 square foot manufacturing facility in Fargo, North Dakota, where the Sugar Sand and Gekko boats are manufactured.  As of January 1, 2007, the term of this lease is on a six month renewable basis, for four periods, by giving the landlord written notice of the exercise of the renewal option at least six months prior to the expiration of the initial term. Effective January 1, 2008, under the terms of the agreement, rent is paid at a rate of $8,050 per month, payable in advance commencing on the first day of each month.  We are also responsible for paying for 100% of the annual taxes, assessments, charges and insurance premiums paid by the landlord.  We pay the reimbursement in equal monthly installments based on the taxes and assessments for the prior year and the then current insurance policy premium.  Effective January 1, 2008, taxes are paid at a rate of $2,383 per month.

ITEM  3.

 LEGAL  PROCEEDINGS

On August 17, 2006, Mike Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine and Xtreme, asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  We filed our Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  We furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of our securities owned by Mr. Thomas, forfeiture to us of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of our counterclaims for failure to state a claim.  This lawsuit was settled by the parties who filed a mutual stipulation of dismissal on February 5, 2008.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme, asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We were seeking recovery of all attorneys’ fees.  The parties reached a settlement, and the Court entered an Agreed Order for Dismissal with Prejudice on December 5, 2007

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine and Xtreme, asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  We filed our Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  We furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortuous interference, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying our claims for relief, and filing a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an

Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.  On June 25, 2007, together with Marine, we filed a response in opposition to the motions to dismiss of Life Line, Michael Lochirco and Lochirco Fruit and Produce.  On January 3, 2008, the Court denied Life Line, Michael Lochirco and Lochirco Fruit and Produce’s motion to dismiss.  The parties are currently engaged in discovery.

On December 14, 2006, we filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against Barrett Evans, a former member of the board of directors, asserting claims for damages for breach of fiduciary duty, breach of contract, unjust enrichment, civil conspiracy and racketeering. We sought more than $25,000 in actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all of our shares, warrants and debentures owned by Mr. Evans, forfeiture to us of all profits and gains resulting from his conduct, as well as all attorneys’ fees and costs.  After reaching a settlement, on January 28, 2008, the parties filed a Joint Stipulation For Dismissal Of All Claims With Prejudice.  On March 6, 2008, Evans served us with notice of default under the settlement agreement.  As of April 14, 2008, Challenger had not cured the alleged default under the settlement agreement.

On December 29, 2006, we filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, our former Chief Executive Officer, and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. We are seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all of our shares, warrants and debentures owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against us for breach of release and breach of contract.  After reaching a settlement, on February 1, 2008, the parties filed their Joint Stipulation Dismissing All Claims With Prejudice.

On June 15, 2007, Donald Scott filed a lawsuit in the District Court of the County of Stearns, Minnesota against IMAR, our wholly owned subsidiary, and against Gary Rutherford.  Against IMAR, Donald Scott asserts claims for damages for breaches of contract, conversion, and unjust enrichment. Donald Scott is seeking from IMAR, more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  Against Gary Rutherford, Donald Scott asserts claims for conversion, interference with prospective business advantage, slander and unjust enrichment. Donald Scott is seeking from Gary Rutherford more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  On July 19, 2007 IMAR filed its Answer and Cross-claim denying liability and asserting a cross claim against Gary Rutherford seeking contribution and/or indemnity from Gary Rutherford to the extent that IMAR and Rutherford are found jointly liable based on actionable conduct by Gary Rutherford.  On July 24, 2007 Gary Rutherford filed a cross-claim against IMAR seeking recovery from IMAR to the extent that the note is reduced by Donald Scott’s claims against IMAR and seeking indemnity or reimbursement from IMAR to the extent that IMAR and Gary Rutherford are found jointly liable.  On August 24, 2007, IMAR filed its Answer to the cross-claim of Gary Rutherford, denying liability and asserting numerous affirmative defenses.  The parties are currently engaged in discovery.  This case is scheduled to go to trial on June 23, 2008.

On October 19, 2007, Roy Baker filed a lawsuit in the Court of Common Pleas, Allen County, Ohio, against IMAR, our wholly owned subsidiary, and against Mercury Marine.  Roy Baker asserts claims under the Magnuson-Moss Federal Trade Commission Act, the Ohio Uniform Commercial Code, the Ohio Consumer Sales Practices Act, and for implied warranty in tort.  Roy Baker seeks damages equal to three times his actual damages in excess of $25,000 and/or the statutory minimum of $200 for each additional unlawful act alleged, over and above any treble damage award.  On December 7, 2007, IMAR filed its answer to the complaint denying liability and raising certain affirmative defenses.  The parties are currently engaged in discovery.  This case is scheduled to go to trial on January 20, 2009.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securityholders during the three months ended December 31, 2007 (the fourth quarter of the fiscal period covered by this report).

PART II

ITEM  5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol "CPBI.OB".  Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the Financial Industry Regulatory Authority on the NASD Over-the-Counter Electronic Bulletin Board.  These quotations reflect inner-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

	HIGH	LOW
2006 FISCAL YEAR
First Quarter	$3.00	$2.00
Second Quarter	$2.40	$1.00
Third Quarter	$1.40	$0.60
Fourth Quarter	$0.80	$0.60

2007 FISCAL YEAR
First Quarter	$2.28	$0.76
Second Quarter	$1.82	$0.80
Third Quarter	$1.00	$0.60
Fourth Quarter	$0.81	$0.22

 SHAREHOLDERS

As of December 31, 2007, there were 4,010,920 shares of common stock outstanding and 1,785,018 shares of preferred stock outstanding.  As of December, 31, 2007, there were approximately 822 record holders of our common stock.  The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

TRANSFER AGENT

The Transfer Agent and Registrar for the Company’s common stock is Pacific Stock Transfer Company.  Its address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, 89119 and its telephone number at that location is 702-361-3033.

RECENT SALES OF UNREGISTERED SECURITIES

RELATED PARTY CONVERTIBLE DEBENTURES

On December 3, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $600,000, at a discount of $100,000.  The debenture has a 10% interest rate and is due and payable December 3, 2012.  Dutchess is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of thirty cents ($0.30).  As of December 31, 2007, $0 of this convertible debenture was repaid, and the balance at December 31, 2007 is $600,000 plus accrued interest.

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK PURCHASE AGREEMENTS WITH RELATED PARTIES

On September 30, 2007, we entered into a Series A convertible preferred stock purchase agreement  with Dutchess whereby we converted the principal and interest due under numerous debentures, promissory notes and other loan facilities, or approximately $16 million owed to Dutchess, into 1,684,921 shares of Series A preferred stock. The Series A Preferred Stock has a quarterly dividend of 5% of the per share price of each share of Series A preferred stock held by such holder (the “Dividend”).  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of our fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the Nevada Revised Statutes (the “NRS”).  The Dividend shall be paid in cash.  In the event that we are unable to pay the full amount of the Dividend in any quarter as set forth in this provision and Dutchess has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of eight percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  Dutchess is entitled to convert the face amount of the stock plus the accrued dividend into our common stock at the greater of (i) thirteen dollars ($13.00) worth of our common stock based on the lowest closing bid price of our common stock during the twenty (20) trading day period immediately preceding the date of a conversion notice, or (ii) one hundred (100) shares of common stock.

On December 11, 2007, we sold 40,000 shares our Series A convertible preferred stock to Dutchess for $400,000.  The convertible redeemable preferred agreement has a quarterly Dividend per share price of each share of Series A Preferred Stock held by such holder.  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of our fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  In the event that we are unable to pay the full amount of the Dividend in any quarter as set forth in this provision and Dutchess has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of eight percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  Dutchess is entitled to convert the face amount of the stock plus the accrued dividend into our common stock at the greater of (i) thirteen dollars ($13.00) worth of common stock based on the lowest closing bid price of our common stock during the twenty (20) trading day period immediately preceding the date of a conversion notice, or (ii) one hundred (100) shares of common stock.

On December 26, 2007, we sold 47,500 shares of our Series A convertible preferred stock to Dutchess  for $475,000.  The convertible redeemable preferred agreement has a Dividend.  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of our fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  In the event that we are unable to pay the full amount of the Dividend in any quarter as set forth in this provision and Dutchess has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of Eight Percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  Dutchess is entitled to convert the face amount of the stock plus accrued dividend into our common stock at the greater of (i) thirteen dollars ($13.00) worth of common stock based on the lowest closing bid price of our common stock during the twenty (20) trading day period immediately preceding the date of a conversion notice, or (ii) one hundred (100) shares of common stock.

PROMISSORY NOTES WITH NON-RELATED PARTIES

At December 31, 2007, we had the following notes payable:

At December 31, 2007, we had ten short term notes payable with the Sun Security Bank totaling $513,531, secured by our boats-in-process and completed boats in inventory.  The notes bear interest at a rate of U.S. Bank Prime Rate plus 2%, with an interest rate floor of 7%.  The individual notes are due and payable upon the sale of the boats securing the note.

On February 28, 2006, we entered into a long-term note payable with the Sun Security Bank totaling $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all of our fixed assets.  The note bears interest at a rate of US Bank Prime Rate plus 1% and has a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank, owned by Dutchess.  As of December 31, 2007, the note payable carries a principal balance of $2,665,286.

On March 28, 2006, we entered into a $16,089 long-term note payable with the Bank of Washington. The note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of December 31, 2007, the unpaid balance on the note is $6,465.

As consideration for the acquisition of one-hundred percent of the total outstanding shares of IMAR and the assets and technology of Gekko on January 29, 2007, we granted Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, two promissory notes each, one in the aggregate amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the aggregate amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these notes, the first payment of $168,638 was due and paid on February 28, 2007 with. We repaid the notes in full on August 29, 2007 at a discount of $213,291.

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

We entered into an asset and technology acquisition agreement with Mark Overbye and Gekko on January 30, 2007, pursuant to which we acquired the ownership rights, title and interests in the assets and technology of Gekko, including patents, trademarks, trade names, trade secrets and goodwill ("Assets and Technology")  In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior technology, transfer, license or royalty agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a promissory note payable with interest at a fixed rate of 10% per annum. Under the terms of the note, the first payment of $40,238. was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We will have full prepayment privileges at any time without any prepayment penalties. Interest on this note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be in default under the Note if we fail to make a payment under the note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in bankruptcy. In the event we defaults under the note, Mr. Overbye may declare the entire unpaid principal balance on the note and all accrued interest immediately due, after 30 days notice. The note is secured by the security interest in the assets set forth in a certain security agreement which is described below.

The $670,000 promissory note under the asset and technology acquisition agreement, as well as each debt, liability and obligation which we or IMAR may now or at any time hereafter owe to Mr. Overbye or Gekko pursuant to such agreement, is secured pursuant to a security agreement entered into on January 29, 2007 between us and IMAR on one hand and Mark Overbye and Gekko on the other hand. Under the terms of the security agreement, we, together with IMAR, granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to us and our subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

On March 13, 2007, we entered into a long-term note payable with Composites One, LLC, in the amount of $221,439.87 for a conversion of our vendor trade debt.  The note has a twenty-four (24) month term and carries an annual interest rate of 8.25%.  The unpaid principal balance at December 31, 2007 was $139,729.

On October 17, 2007, we entered into a short-term note payable with Mercury Marine, in the amount of $100,000 for a conversion of their vendor trade debt.  The note has a twelve (12) month term and carries an annual interest rate of 10%.  The unpaid principal balance at December 31, 2007 was $99,965.

SHARES ISSUED FOR CONSULTING SERVICES

As of December 31, 2007, we owe common stock equivalent to $30,000 to Grannus Financial Advisors per the payment terms of a certain consulting agreement entered into on May 28, 2007.

SHARES ISSUED FOR PRIVATE PLACEMENTS

On November 4, 2007, we issued 15,004 shares of common stock in connection with the rounding up of shares as part of the reverse stock split which occurred on October 31, 2007.

On November 9, 2007, we issued 20,000 shares of common stock valued at $8,000 to John Layne as payment of interest on a private promissory note dated July 20, 2005.  The principal of $20,000 was repaid in full on July 23, 2007 and August 23, 2007.

As of December 31, 2007, we issued 755,000 shares of our common stock to Preston Capital Partners in connection with a certain equity line agreement dated September 24, 2005.  The proceeds received for 454,300 shares were applied as payment to promissory notes with Dutchess  and we received the cash proceeds from 259,143 shares.  The remaining 41,557 shares had not been returned to the company as of December 31, 2007.

SHARES ISSUED FOR ACQUISITIONS

On November 30, 2007, we issued 31,250 shares of common stock valued at $16,250 to Mark Overbye in connection with the Gekko asset and technology acquisition agreement dated January 30, 2007.

The securities issued in the foregoing transactions were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

-

the sale was made to a sophisticated or accredited investor, as defined in Regulation D;

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-KSB may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Annual Report on Form 10-KSB, under “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” and in other documents which we file from time to time with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-KSB, except as required by law.

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

We recognize income when the products are shipped, and when the service is provided.  We apply the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenues earned from boat sales and related services are recorded when the boat is completed at the manufacturing plant and the customer is invoiced.  The manufacturer's certificate of origin is not provided to the customer until the boat has been paid in full. Our product is recorded when the service is provided, or when the boat is completed at the manufacturing plant and the customer is invoiced.  All boats are sold FOB (Free On Board) Washington, Missouri or Fargo, North Dakota plant, thereby, the customer is responsible for the goods when they are loaded on/to the delivery vessel.  Bulletin No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. Our revenue recognition policy for sale of products is in compliance with Bulletin No.  104.  Revenue from the sale of products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.  As a result of our sales terms, the likelihood of uncollectible accounts receivable remains low.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standard’s Board (the “FASB”) issued Statement of Accounting Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for us for all financial instruments issued or acquired after the beginning of our fiscal year ending December 31, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for us for our fiscal year ending December 31, 2007.   The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for us for our fiscal year beginning on

December 31, 2008. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SECestablished an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is effective for us for our current fiscal year. The adoption of SAB No. 108 did not have an impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standars No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.  SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

GOING CONCERN OPINION

Our audited financial statements for the fiscal year ended December 31, 2007, reflect a net loss of $4,656,940 and net cash flows used by operations of ($3,824,947).  Our management is currently pursuing equity and/or debt financing in an effort to continue operations, however, management can give no assurances that any financings will be consummated and, as a result, our operations may cease. Our future success is likely dependent on our ability to attain additional capital to develop our proposed products and ultimately, upon our ability to attain future profitable operations.  There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flows from operations.

RESULTS OF OPERATION

Effective January 1, 2007, we acquired one-hundred percent of the total outstanding membership interest of International Marine and Recreation Group, LLC, (“IMAR”), and the assets and technology of Gekko Sports Corporation (“Gekko”).  In connection with this transaction, we paid approximately $7 million in cash, stock and notes.  IMAR manufacturers the brand name Sugar Sand recreational jet boats and Gekko recreational tow boats at an 80,000 square foot leased facility in Fargo, North Dakota.   We sold the Sugar Sand assets to Execute Sports, Inc. (“Execute”) on August 29, 2007 for $5,000,000 in cash, and entered into a ten year exclusive manufacturing and supply agreement and sales and marketing agreement with Execute for the Sugar Sand product.

Notwithstanding, we do not generate positive cash flows and are required to make large debt service payments. Consequently, we continue to require additional funding at this time.  We may be able to secure funding from our current investors, but there is no assurance we will be able to do so.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default.  Accordingly, we may not be able to able to meet our debt service obligations and may be forced to consider alternative strategies, including ceasing our operations.  Further, on March 17, 2008, we were required to layoff 58 of our 84 employees due to a slowdown in our operations.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

NET REVENUES

For the year ended December 31, 2007, we generated net revenues of $7,399,703 as compared to net revenues of $238,171 for the year ended December 31, 2006. During 2007, the major change in our business which impacted revenues was primarily due to the addition of IMAR, which we acquired in January 2007.

COST OF GOODS SOLD

We incurred costs of sales of $8,061,420 for the year ended December 31, 2007, as compared to $1,748,653 for the year ended December 31, 2006.  Cost of goods sold increased relative to the increased revenue generated through the IMAR acquisition.

OPERATING EXPENSES

Operating expenses increased to $6,384,974 for the year ended December 31, 2007 as compared to $3,701,032 for the twelve months ended December 31, 2006. The increase in operating expenses for the twelve month period occurred primarily as a result of the acquisition of IMAR and the inclusion of their operating expenses.  The major factors in our operating expenses increasing are the following:

•

Payroll and payroll taxes increased from $771,916 to $1,330,589.

•

Travel expenses increased to $214,841 versus $61,291 in 2006. This is due to the addition of four people in the sales department, travel to our Fargo facility and travel of IMAR employees to the Washington plant.

•

Trade show expenses decreased to $97,245 versus $135,888 in 2006.\

•

Professional fees increased to $679,679 versus $232,109 in 2006.

•

Advertising and marketing expenses increased to $283,439 versus $35,301 in 2006 as a result of increased print advertising.

•

Consulting fees increased to $318,320 versus $192,438 in 2006 due to various agreements.

•

Sales expense increased to $356,020 versus $0 in 2006 due to the annual dealer meeting expense, interest free flooring for the dealers and outside sales agent commission.

INTEREST EXPENSE

Interest expense decreased from $3,924,181 to $2,659,100 from the prior year period reflecting the costs of borrowing funds with debentures and promissory notes.  Interest decreased overall as a result of the Dutchess debt conversion on September 30, 2007 and the recission of the Dutchess warrants.  Interest expense is recorded in connection with the issuance of convertible debentures, promissory notes and factoring and purchase order agreements by Dutchess.  Each of our notes and debentures were issued at a discount, which is amortized and charged to interest expense over the life of the promissory note, debenture or warrant.  Also, our debentures are issued with a conversion preference to the holder of the debenture in the event of default, which are included in interest expense on the financial statements.

Interest expense has also increased as the result of work-in-process loans carried by Sun Security Bank, which fund the building of the product until it is sold, and the interest on the Sun Security Bank loan, which funded the acquisition of Marine Holdings, Inc.  Interest expense also increased as a result of the IMAR promissory notes associated with the IMAR Group, LLC and Gekko acquisitions.

NET LOSS

We had a net loss of $4,656,940 for the twelve months ended December 31, 2007 as compared to $9,133,144 for the twelve months ended December 31, 2006.  The year-over-year net loss decreased primarily due to the sale of the Sugar Sand product line to Execute Sports, Inc for $5,000,000 in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had Total Current Assets of $2,769,550 compared to $1,991,808 as of December 31, 2006.  This was due primarily to an increase in accounts receivable and inventory as a result of the acqusition of IMAR Group, LLC.  As of December 31, 2007, we had Total Current Liabilities of $4,492,112, compared to $5,983,083, as of December 31, 2006.  This was due primarily to a $1,872,216 increase in accounts payable and accrued payables, a  $510,877 increase in warranty reserve which were offset with a $722,125 decrease in accrued interest as a result of the September 30, 2007 debt conversion, as well as a $2,976,054 reduction of related party debt to Dutchess.  Our Stockholders' Equity at December 31, 2007 was a deficit of $4,893,092.

During 2007, we did not issue any promissory notes to related parties. As of December 31, 2007, a total of $0 was owed to related parties for promissory notes.  The outstanding balances of $3,083,454 on related party promissory notes were included in the September 30, 2007 Series A Convertible Preferred Stock Purchase Agreement with Dutchess.

As of December 31, 2007, we had debt of $11,301,142, including convertible debentures which total $3,725,041.  We accrue monthly interest expense on the debt under our convertible debentures, which are due in 2009, 2010, 2011 and 2012.  Our debt could  limit  our  ability  to  obtain additional financing for working capital, capital  expenditures,  debt  service  requirements,  or  other  purposes in the future,  as  needed.

We continue to require additional funding at this time.  We may be able to secure funding from our current investors, but there is no assurance we will be able to do so.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with the covenants in our debt, we will be in default.  We may not be able to able to meet our debt service obligations and may be forced to consider alternative strategies and possibly cease operations.

FINANCING ACTIVITIES

On January 3, 2006, we issued a non-interest bearing convertible promissory note to Dutchess in the amount of $302,400.  The note carried an interest rate of 0% per year and is due on January 3, 2011.  The note carried a discounted amount of $50,400.  During the year ended December 31, 2006, $0 of this note was repaid, and the balance at September 29, 2007 was $302,400.  The note was extended and was due and payable with thirty days notice from Dutchess .  On September 30, 2007, we entered into an agreement with Dutchess , whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 30,240 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On January 27, 2006, we issued a non-interest bearing convertible promissory note to Dutchess in the amount of $59,254.  The note carried an interest rate of 0% per year and is due on July 27, 2006.  The note carried a discounted amount of $9,876.  During the year ended December 31, 2006, $0 of this note was repaid, and the balance at September 29, 2007 was $59,254.  The note was extended and was due and payable with thirty days notice from Dutchess .  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 5,925 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On February 1, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $132,000, at a discount of $22,000.  The debenture had a 10% interest rate and was due and payable February 1, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into tour common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of two dollars.

On February 3, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $192,000, at a discount of $32,000.  The debenture had a 10% interest rate and was due and payable February 3, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of two dollars. During the year ended December 31, 2006, $192,000 of this note was repaid, and the balance as of June 30, 2007 is $0.

On February 10, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $192,000, at a discount of $32,000.  The debenture had a 10% interest rate and was due and payable February 10, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our  common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents. During the year ended December 31, 2006, $43,000 of this note was repaid, and the balance at September 29, 2007 was $149,000.

On February 14, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $192,000, at a discount of $32,000.  The debenture had a 10% interest rate and was due and payable February 14, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.   On February 22, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $150,000, at a discount of $25,000.  The debenture had a 10% interest rate and was due and payable February 22, 2011Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents. On September 30, 2007, we entered into an amended and restated convertible debenture with Dutchess, whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

 On February 24, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $1,236,000, at a discount of $206,000.  The debenture had a 10% interest rate and was due and payable February 24, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents. On September 30, 2007, Dutchess rescinded the original convertible debenture agreement.  All interest booked through this date has been eliminated.

On February 28, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $234,000, at a discount of $39,000.  The debenture had a 10% interest rate and was due and payable February 28, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents. During the year ended December 31, 2006, $150,690 of this note was repaid, and the balance at September 29, 2007 was $83,310.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 10,308 shares of our Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On March 2, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $132,000, at a discount of $22,000.  The debenture had a 10% interest rate and wasdue and payable March 2, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,290 shares of our Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On March 9, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $434,400, at a discount of $72,400.  The debenture had a 10% interest rate and was due and payable March 2, 2011.  The Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 50,318 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On April 3, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $375,600, at a discount of $62,600.  The debenture had a 10% interest rate and was due and payable April 3, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 43,194 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On April 26, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $120,000, at a discount of $20,000.  The debenture had a 10% interest rate and was due and payable April 26, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 13,700 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 3, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $276,000, at a discount of $46,000.  The debenture had a 10% interest rate and was due and payable May 3, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess Private, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 31,510 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 17, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $492,000, at a discount of $82,000. The debenture had a 10% interest rate and as due and payable May 17, 2011. Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,170 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 17, 2006, we entered into an accounts receivable factoring agreement with Dutchess P, in the amount of $695,000.  The factoring agreement has a 3.5% monthly interest rate and was due and payable July 17, 2006, with one month minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent 10% per month, for each month that the agreement remained unpaid. During the year ended December 31, 2006, $0 of this agreement was repaid, and the balance at September 29, 2007 was $695,000.  The Agreement was extended and was due and payable with thirty days notice from Dutchess.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 110,853 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original agreement has been cancelled and terminated.

On May 24, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $168,000, at a discount of $28,000.  The debenture had a 10% interest rate and was due and payable May 24, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess Private whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 19,040 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On June 7, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $290,400, at a discount of $48,400.  The debenture had a 10% interest rate and was due and payable June 7, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and twenty cents. During the year ended December 31, 2006, $136,202 of this note was repaid, and the balance at September 29, 2007 was $154,198.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 18,745 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On June 15, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $72,000, at a discount of $12,000.  The debenture had a 10% interest rate and was due and payable June 15, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar and twenty cents.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 8,160 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On June 22, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $228,000, at a discount of $38,000.  The debenture had a 10% interest rate and was due and payable June 22, 2011.  The purchaser of the convertible debentures was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 25,650 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On June 23, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $156,000, at a discount of $26,000.  The debenture had a 10% interest rate and was due and payable June 23, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into the our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 17,550 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On July 5, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $312,000, at a discount of $52,000.  The debenture had a 10% interest rate and was due and payable July 5, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 35,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On July 20, 2006, we entered into a convertible debenture agreement with Dutchess in the amount of $186,000, at a discount of $31,000.  The debenture had a 10% interest rate and was due and payable July 20, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar.  On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of

20,770 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On July 21, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $66,000, at a discount of $11,000.  The debenture had a 10% interest rate and was due and payable July 21, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into  our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of one dollar.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 7,270 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original convertible debenture agreement has been cancelled and terminated.

On August 1, 2006, we entered into a convertible debenture agreement with Dutchess in the amount of $282,000, at a discount of $47,000.  The debenture had a 10% interest rate and is due and payable August 1, 2011. Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of eighty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 31,570 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On August 17, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $312,000, at a discount of $52,000.  The debenture had a 10% interest rate and was due and payable August 17, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 34,790 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On August 30, 2006 we entered into a convertible debenture agreement with Dutchess, in the amount of $315,600, at a discount of $52,600.  The debenture had a 10% interest rate and was due and payable August 30, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 35,195 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On September 12, 2006, we entered into a convertible debenture agreement with Dutchess in the amount of $324,000, at a discount of $54,000.  The debenture had a 10% interest rate and was due and payable September 12, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.   On September 30, 2007, we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 36,140 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On September 26, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $336,000, at a discount of $56,000.  The debenture had a 10% interest rate and was due and payable September 26, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 37,335 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On September 26, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $446,400, at a discount of $74,400.  The debenture had a 10% interest rate and was due and payable September 26, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 49,755 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On October 11, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $255,600, at a discount of $42,600.  The debenture had a 10% interest rate and was due and payable October 11, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,116 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On October 24, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $195,600, at a discount of $32,600.  The debenture had a 10% interest rate and was due and payable October 24, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,353 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On November 7, 2006, we entered into a convertible debenture agreement with Dutchess in the amount of $243,600, at a discount of $40,600.  The debenture had a 10% interest rate and was due and payable November 7, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 26,593 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On November 20, 2006, we entered into a convertible debenture agreement with Dutchess, in the amount of $208,800, at a discount of $34,800.  The debenture had a 10% interest rate and was due and payable November 20, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,620 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On December 6, 2006, we entered into a convertible debenture agreement with Dutchess in the amount of $204,000, at a discount of $34,000.  The debenture had a 10% interest rate and was due and payable December 6, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price” of sixty cents.  On September 30, 2007we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On December 28, 2006, we entered into a convertible debenture agreement with Dutchess in the amount of $228,000, at a discount of $38,000.  The debenture had a 10% interest rate and was due and payable December 28, 2011.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess Private whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 24,510 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On January 23, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $392,400, at a discount of $65,400.  The debenture had a 10% interest rate and was due and payable January 23, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 42,020 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On January 25, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $312,000, at a discount of $52,000.  The debenture had a 10% interest rate and was due and payable January 25, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 33,410 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On February 5, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $270,000, at a discount of $45,000.  The debenture had a 10% interest rate and was due and payable February 5, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On February 27, 2007, we entered into a convertible debenture agreement with Dutchess, in the amount of $420,000, at a discount of $70,000.  The debenture had a 10% interest rate and was due and payable February 27, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 44,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On March 26, 2007, we entered into a purchase order financing agreement with Dutchess in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the financing agreement, all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was extended and was due and payable with thirty days notice from Dutchess.  As of September 30, 2007, $58,000 of agreement was repaid, and the balance at September 29, 2007 is $122,000.  On September 30, 2007,we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,101 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original purchase order financing agreement has been cancelled and terminated.

On March 26, 2007, we entered into an accounts receivable factoring agreement with Dutchess, in the amount of $120,000.  The financing agreement had a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was repaid in full as of April 11, 2007.

On April 3, 2007, we entered into a purchase order financing agreement with Dutchess in the amount of $150,000.  The financing agreement had a 3% monthly interest rate and was due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement (above), all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was extended and was repaid in full as of June 22, 2007.

On April 6, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $720,000, at a discount of $120,000.  The debenture had a 10% interest rate and was due and payable April 6, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 75,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 3, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $186,000, at a discount of $31,000.  The debenture had a 10% interest rate and was due and payable May 3, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  As of September 30, 2007, $45,093 of this convertible debenture was repaid, and the balance at September 30, 2007 was $140,907.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,749 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 15, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $160,000.  The debenture had a 10% dividend rate and was due and payable May 15, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 16,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On May 25, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess, in the amount of $530,000.  The debenture had a 10% dividend rate and was due and payable May 25, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,767 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On June 26, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $685,000.  The debenture had a 10% dividend rate and was due and payable June 26, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 70,213 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On July 12, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $550,000.  The debenture had a 10% dividend rate and was due and payable July 12, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,146 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On August 3, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $650,000.  The debenture had a 10% dividend rate and was due and payable August 8, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 66,083 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On September 30, 2007, we entered into an amended and restated convertible debenture agreement with Dutchess in the amount of $2,784,685.  This debenture is issued in conjunction with the conversion of existing Dutchess debt into Series A Preferred Stock and includes all Dutchess debentures dated January 20, 2004 through February 22, 2006.  The debenture has an 8% interest rate and is due and payable September 30, 2012.  The Dutchess is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the twenty trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.

On September 30, 2007, we entered into a debt conversion agreement with Dutchess whereby Dutchess converted a total of $16,849,214 in principal and accrued interest currently owed to Dutchess into the right to receive 1,684,921 shares of Series A Preferred Stock. The conversion includes all Dutchess debentures dated February 28, 2006 through May 3, 2007, all amounts outstanding under the promissory notes, all amounts outstanding under the factoring agreements, all amounts outstanding under the purchase order Agreements, all amounts outstanding under the preferred agreements, and all amounts outstanding under the consulting agreement with Dutchess.  The debt conversion agreement requires dividends to be paid quarterly, in cash, at the rate of 8% per annum.  Dividends shall be cumulative.  We have issued 12,497 shares of common stock to Dutchess as payment of the shares portion of the dividend.

On December 3, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $600,000, at a discount of $100,000.  The debenture has a 10% interest rate and is due and payable December 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of thirty cents ($0.30).  As of December 31, 2007, $0 of this note was repaid, and the balance at December 31, 2007 is $600,000.

On December 11, 2007, we issued 40,000 shares of our Series A convertible redeemable preferred stock to Dutchess for $400,000.  The convertible redeemable preferred agreement has a quarterly Dividend of 5% of the per share price of each share of Series A Preferred Stock held Dutches.  The Dividend shall be paid as follows: two percent (2%) in preferred stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of our fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  We have issued 99 shares of common stock to Dutchess as payment of the shares portion of the dividend

On December 26, 2007, we issued 47,500 shares of our Series A convertible redeemable preferred stock to Dutchess for $475,000.  The Dividend for this agreement shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of the Company’s fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.

As of December 31, 2007, the following individual investors held promissory notes in the amount described below.

NAME	AMOUNT RECEIVED	DEPOSIT DATE
Winn Family Partnership	$2,000.00	05/08/2004
Patrick Connelly	$50,000.00	05/27/2004
Jan Pusch	$50,000.00	07/01/2004
Patrick Connelly	$10,000.00	07/02/2004
Patrick Connelly	$10,000.00	04/14/2005
Sandra Walls	$10,000.00	06/08/2005
Gerald Treichel	$10,000.00	08/05/2005
Arnold Kramer	$6,000.00	10/20/2005
Wakelin McNeel	$100,000.00	03/08/2007
Total	$248,000.00

CAPITAL COMMITMENTS

At December 31, 2007, we had the following notes payable outstanding:

At December 31, 2007, we had ten short term notes payable with the Sun Security Bank totaling $513,531, secured by our boats-in-process and completed boats in inventory.  The notes bear interest at a rate of U.S. Bank Prime Rate plus 2%, with an interest rate floor of 7%.  The individual notes are due and payable upon the sale of the boats securing the note.

On February 28, 2006, we entered into a long-term note payable with the Sun Security Bank totaling $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all of our fixed assets.  The note bears interest at a rate of US Bank Prime Rate plus 1% and has a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank, owned by Dutchess.  As of December 31, 2007, the note payable carries a principal balance of $2,665,286.

On March 28, 2006, we entered into a $16,089 long-term note payable with the Bank of Washington. The note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of December 31, 2007, the unpaid balance on the note is $6,465.

As consideration for the acquisition of one-hundred percent of the total outstanding shares of IMAR and the assets and technology of Gekko on January 29, 2007, we granted Messrs. Bullinger, Crary, Dahl, Shorma and Schlossman, two promissory notes each, one in the aggregate amount of $1,680,778 with interest at a fixed rate of 8% per annum, and one in the aggregate amount of $1,151,500 with interest at a fixed rate of 10% per annum, to be distributed pro rata among these individuals. Under the terms of these notes, the first payment of $168,638 was due and paid on February 28, 2007 with. We repaid the notes in full on August 29, 2007 at a discount of $213,291.

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

We entered into an asset and technology acquisition agreement with Mark Overbye and Gekko on January 30, 2007, pursuant to which we acquired the ownership rights, title and interests in the assets and technology of Gekko, including patents, trademarks, trade names, trade secrets and goodwill ("Assets and Technology")  In consideration for the Assets and Technology, as well as wages, royalties, commissions and other amounts owed to Mr. Overbye, personally, or Gekko under a prior technology, transfer, license or royalty agreement by and between Gekko and IMAR, we agreed to pay total cash compensation of $670,000 at the closing of the transaction as set forth in a promissory note payable with interest at a fixed rate of 10% per annum. Under the terms of the note, the first payment of $40,238. was due and paid on February 28, 2007 and continuing on the same day of each month thereafter until July 28, 2008, at which time the entire unpaid principal balance and all accrued interest shall be due and payable. We will have full prepayment privileges at any time without any prepayment penalties. Interest on this note is computed daily on the basis of a 365-day year, for each day all or any part of the principal balance hereof shall remain outstanding. Payments not received within 15 days of the due date shall be considered late and shall be subject to a late charge based on the rate of 1% per month. We will be in default under the Note if we fail to make a payment under the note when due, a receiver is appointed for us or our guarantor's property, an assignment is made for our benefit or our guarantor's creditors or a proceeding is commenced by or against us or our guarantor in bankruptcy. In the event we defaults under the note, Mr. Overbye may declare the entire unpaid principal balance on the note and all accrued interest immediately due, after 30 days notice. The note is secured by the security interest in the assets set forth in a certain security agreement which is described below.

The $670,000 promissory note under the asset and technology acquisition agreement, as well as each debt, liability and obligation which we or IMAR may now or at any time hereafter owe to Mr. Overbye or Gekko pursuant to such agreement, is secured pursuant to a security agreement entered into on January 29, 2007 between us and IMAR on one hand and Mark Overbye and Gekko on the other hand. Under the terms of the security agreement, we, together with IMAR, granted Mr. Overbye and Gekko a security interest, subject to security interests held by other lenders to us and our subsidiaries, in and to the following property (i) certain assets, trademarks and domain names; (ii) any adaptation, modification, improvement, or enhancement of the foregoing; and (iii) all of the pending and issued patents and patent applications as well as any continuations, continuations-in-part, divisional applications, and any Letters Patent issued there from including reissues, together with all non-U.S. counterparts; together with all substitutions and replacements for and products and proceeds of any of the foregoing property.

 On March 13, 2007, we entered into a long-term note payable with Composites One, LLC, in the amount of $221,439.87 for a conversion of our vendor trade debt.  The note has a twenty-four (24) month term and carries an annual interest rate of 8.25%.  The unpaid principal balance at December 31, 2007 was $139,729.

On October 17, 2007, we entered into a short-term note payable with Mercury Marine, in the amount of $100,000 for a conversion of their vendor trade debt.  The note has a twelve (12) month term and carries an annual interest rate of 10%.  The unpaid principal balance at December 31, 2007 was $99,965.

On July 19, 2007, we entered in a professional service and license agreement with Pininfarina Extra USA Corporation.  Under the terms of this agreement, Pininfarina will design two boats for the Challenger product line for a total design fee of $200,000, which has been paid in full to Pininfarina, and we are authorized to use the Pininfarina name for marketing and advertising.  Also under the terms of the agreement, Challenger agrees to pay royalty fees to Pininfarina for each boat sold in 2008.  Challenger is contractually obligated to pay to Pininfarina royalties for a minimum 25 boats in aggregate of both boat categories during the first twelve months of the agreement. Challenger guaranteed to Pininfarina minimum royalty payments during the first twelve months of the Agreement of $226,000.  Challenger paid $50,000 of the total commitment upon execution of the agreement in July 2007, leaving an unpaid balance of $176,000.  Under the terms of the agreement, if Challenger is unable to meet the minimum commitments for the twelve month period, upon the completion of the first twelve month period, either party has the right to rescind the agreement, at which time Challenger loses its right to use the Pininfarina trademark and Challenger’s obligation to pay royalties thereafter will cease.

INFLATION

We do not believe that inflation has had or is likely to have any significant impact on operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM  7.  FINANCIAL STATEMENTS

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Challenger Powerboats, Inc.

We  have audited the accompanying balance sheets of Challenger Powerboats, Inc., as of December  31,  2007 and 2006,  and  the  related  statements of operations, stockholders' equity  (deficit)  and  cash  flow  for  the  years  then  ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audits  to  obtain  reasonable  assurance  about  whether the financial statements  are  free  of  material  misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

The  accompanying  financial  statements  have  been  prepared assuming that the Company  will  continue  as  a  going  concern.  The Company's current liabilities exceed the current assets by $1,722,562 as of December 31, 2007.  The Company had operating losses of $7,046,691 and $5,211,514 in 2007 and 2006, respectively and has ceased operations. As  discussed  in Note 1 to the financial  statements,  the  Company's  recurring losses from operations and its difficulties  in  generating  sufficient  cash  flow  to meet its obligation and sustain  its operations raise substantial doubt about its ability to continue as a  going concern. Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Challenger Powerboats, Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

April 14, 2008	/s/Jaspers and Hall
Jaspers + Hall, PC
Denver, Colorado

 CHALLENGER POWERBOATS, INC.

CONSOLIDATED BALANCE SHEET

(Audited)

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$272,341	$174,706
Accounts Receivable – Trade	370,469	-
Inventory – Boats in Progress	532,961	114,528
Inventory – Parts	445,901	141,003
Inventory – Trailers	90,610	85,059
Inventory – Complete Boats	1,007,268	1,476,023
Other Current Assets	50,000	489
TOTAL CURRENT ASSETS	2,769,550	1,991,808
PROPERTY AND EQUIPMENT
Building and Land	961,675	957,010
Boats molds and plugs	1,146,392	602,203
Machinery and equipment	458,679	175,856
Office equipment and furniture	47,544	11,070
Leasehold improvements and capital additions	595,819	297,563
Autos and trucks	71,151	69,000
Trailers	26,129	26,129
Computers and software	64,403	-
R & D Inventory Asset	41,800	-
Accumulated depreciation and amortization	(1,099,461)	(477,161)
NET PROPERTY & EQUIPMENT	2,314,131	1,661,670
OTHER ASSETS
Certificates of Deposit	1,183,614	1,000,000
Floor plan reserves	137,155	-
Other assets	3,600	-
TOTAL OTHER ASSETS	1,324,369	1,000,000
TOTAL ASSETS	$6,408,050	$4,653,478

CHALLENGER POWERBOATS, INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,872,609	$294,244
Accrued expenses - other	390,430	96,579
Accrued interest	365,744	1,087,869
Accrued dividend	84,913	-
Payroll tax liabilities	86,975	97,781
Accrued salaries and vacation	164,863	-
Warranty reserve	510,877	-
Private investor promissory notes	248,000	168,000
Vendor note payable – current portion	118,214	-
Work-in-process loans	513,531	1,090,780
Note payable to Sun Security – current portion	-	169,224
Note payable to Bank of Washington – current portion	-	2,552
Notes payable for IMAR acquisition – current portion	-	-
Note payable for Gekko acquisition – current portion	37,654	-
Promissory notes – related party (net of discount)	-	2,281,054
Receivable & Purchase Order factoring agreements – related party	-	695,000
Other current liabilities	98,302	-
TOTAL CURRENT LIABILITIES	4,492,112	5,983,083
LONG TERM LIABILITIES
Note payable to Bank of Washington – less current portion	6,465	9,804
Vendor note payable – less current portion	139,729	-
Note payable to Sun Security- less current portion	2,665,286	2,665,287
Notes payable for IMAR acquisition- less current portion	-	-
Note payable for Gekko acquisition- less current portion	272,509	-
Long-term debt – non-related party (net of discount)	7,596
Long-term debt – related party (net of discount)	3,717,445	9,310,293
TOTAL LONG TERM LIABILITIES	6,809,030	11,985,384
TOTAL LIABILITIES	11,301,142	17,968,467
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized
at $0.001 par value, 4,010,920 shares issued
and outstanding at December 31, 2007 and 2,796,679
issued and outstanding at December 31, 2006	4,011	2797
Series A Preferred stock, 5,000,000 shares authorized
at $0.001 par value, 1,785,018 shares issued
and outstanding at December 31, 2007 and 0 shares
issued and outstanding at December 31, 2006	1,784	-
Additional paid-in capital	28,977,701	15,922,331
Subscriptions receivable	(12,467)	(33,064)
Accumulated deficit	(33,864,121)	(29,207,181)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,893,092)	(13,315,117)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,408,050	$4,653,350

Accompanying footnotes are an integral part of these consolidated financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Audited)

	Twelve Months Ended December 31,
	2007	2006
REVENUE
Performance and Sport Boats	$7,399,703	$238,171
TOTAL REVENUE	7,399,703	238,171
Cost of Goods Sold - Performance and Sport Boats	8,061,420	1,748,653
TOTAL COST OF GOODS SOLD	8,061,420	1,748,653
GROSS PROFIT (LOSS)	(661,717)	(1,510,482)
OPERATING EXPENSES
Consulting fees	318,320	192,438
Advertising & Marketing	283,439	35,301
Documentation fees for funding	-	365,000
Officer compensation	278,492	109,840
Investor relations	649,372	690,244
Sales consulting & commissions	131,049	29,250
Professional fees	679,679	232,109
Payroll and taxes	1,330,589	771,916
Employee benefits	199,406	111,399
Depreciation and amortization	423,945	135,444
Writedown of assets	1,146	248,500
Sales adjustments and allowances	-	0
Travel	214,841	61,291
Trade shows	97,245	135,888
Sales Expense	356,020	0
Business insurance	316,408	217,082
Other operating expenses	1,106,169	365,330
TOTAL OPERATING EXPENSES	6,384,974	3,701,032
LOSS FROM OPERATIONS	(7,046,691)	(5,211,514)
OTHER (INCOME) / EXPENSES
Interest expense	2,659,100	3,924,181
Dividend expense	273,958	-
Loss/(Gain) on sale of assets	(4,861,915)	(1,156)
Other (Income) / Expense	(460,894)	(1,395)
TOTAL OTHER (INCOME) EXPENSE	(2,389,751)	3,921,630
PROFIT (LOSS) BEFORE INCOME TAXES	(4,656,940)	(9,133,144)
Provision for income taxes	-	-
NET PROFIT (LOSS)	$(4,656,940)	$(9,133,144)
BASIC NET GAIN (LOSS) PER SHARE	$(1.10)	$(4.77)
BASIC WEIGHTED AVERAGE SHARES AND DILUTED OUTSTANDING	4,246,633	1,914,728

                                 Accompanying footnotes are an integral part of these consolidated financial statements.

CHALLENGER POWERBOATS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Audited)

	Twelve Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,656,940)	$(6,815,407)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	179,236	88,678
Writedown of assets	-	-
Issuance of stock for debt inducement	378,565	1,699,422
Issuance of stock for other services	621,886	215,500
Issuance of stock for equity line funding	478,652	-
Issuance of stock for IMAR and Gekko acquisition	343,300	-
Issuance of stock for reverse split	22,202	-
Issuance of stock for preferred dividend	125,960	-
Loan payoffs for Marine Holdings closing transaction	-	(78,251)
Debt payoffs for IMAR closing transaction	(602,487)	-
(Increase) decrease in current assets:	-	-
Cash from IMAR acquisition	61,003	-
Accounts receivable	(128,561)	12,530
Inventory	1,010,928	(1,561,787)
Advances to Marine Holdings, Inc	-	(529,700)
Floor plan reserves	31,240	-
Prepaid expenses and miscellaneous	97,099	-
Increase (decrease) in current liabilities:
Accrued expenses and accounts payable	(635,797)	(303,915)
Accrued interest	(722,125)	622,412
Accrued dividend	84,913	-
Sun Security WIP loans	(577,248)	(73,416)
Payroll and tax liabilities payable	(10,807)	7,170
Floor plan dealer returns	32,602	-
Warranty reserve	25,182	-
Deferred revenues		43,152
NET CASH USED IN OPERATING ACTIVITIES	(3,824,947)	(6,673,612)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of fixed assets	(521,184)	(165,218)
Disposal of fixed assets	395,634	-
Purchase of certificate of deposit as collateral	(156,913)	(1,000,000)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(282,463)	(1,165,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-related party notes payable	(3,264,603)	(332,629)
Proceeds from private convertible promissory notes	100,000	-
Proceeds from related party convertible debts	7,169,138	7,934,013
Proceeds from related party securities purchase	874,913	-
Proceeds from related party factoring agreement	(695,000)	-
Proceeds from line of credit – stock subscription receivable	20,597	37,442
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,205,045	7,638,826
NET INCREASE IN CASH	97,635	(200,004)
CASH AT BEGINNING OF PERIOD	$174,706	$331,386
CASH AT END OF PERIOD	$272,341	$131,382
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$598,308	$332,996
Income taxes paid	-	-

Accompanying footnotes are an integral part of these consolidated financial statements.

CHALLENGER POWERBOATS, INC.

Statements of Changes in Stockholders Equity

(Audited)

	Common Stock		Preferred Stock
BALANCE,	Shares	Par $.001	Shares	Par $.001		Additional Paid-In Capital	Deferred Compensation		Stock Subscrip Recv	Accumulated Deficit	Total Stockholder Equity
December 31, 2005	977,569	$978		$		$18,456,817	$		$(77,766)	$(20,074,037)	$(1,694,008)
Issuance of Stock for Equity line	430,000	430				511,356			44,702		556,488
Issuance of Stock for Inv Rel Svcs	112,500	113				210,250					210,363
Issuance of Stock for Debt inducement	1,149,014	1,149				1,716,442					1,717,591
Conversion of Debts	5,793	6				12,630					12,636
Issuance of Stock for Employee comp	3,000	3				2,940					2,943
Issuance of Stock for Conv Of Prom Note	146,667	147				114,400					114,547
Recission of Stock issued For Mktg Svcs	-27,864	(28)				(21,734)					(21,762)
Merger Accounting – MHI Acquisition						(5,115,333)					(5,115,333)
Adjust for 2007 Stock Split						34,563					34,563
Net Loss						-				(9,133,144)	(9,133,144)
BALANCE,
December 31, 2006	2,796,679	$2,797	0		$-	$15,922,331		$0	$(33,064)	$(29,207,181)	$(13,315,117)
Issuance of Stock for Equity line	300,000	300				478,120			20,597		499,017
Issuance of Stock for Debt inducement	286,250	287	87,500		87	1,253,104					1,253,478
Issuance of Stock for Dividend Payment			12,596		12	125,948					125,960
Issuance of Stock for Inv Rel Svcs	266,250	266				503,425					503,691
Issuance of Stock for Consulting Svcs	145,000	145				113,100					113,245
Issuance of Stock for Dutchess Debt Conversion			1,684,922		1,685	16,847,531					16,849,216
Conversion of Dutchess Debts to Preferred Stock - Unamortized Debt Disc						(1,550,412)					(1,550,412)
Conversion of Dutchess Debt to new debenture - cancellation of O/S warrants						(229,562)					(229,562)
Stock issued for IMAR acquisition	150,000	150				327,000					327,150
Stock issued for Gekko acquisition	31,250	31				16,219					16,250
Stock issued for Gekko acquisition by IMAR						(16,250)
Issuance of stock for promissory note debt	20,000	20				7,600					7,620
Issuance of stock for split roundup	15,491	15				(15)					-
Stock Split 1:20						22,217
Merger Accounting – IMAR Acquisition						(4,842,655)					(4,837,199)
Net Loss										(4,656,940)	(4,656,940)
	4,010,920	$4,011	1,785,018		$1,784	$28,977,701		$0	$(12,467)	$(33,864,121)	$(4,893,092)

Accompanying footnotes are an integral part of these consolidated financial statements.

CHALLENGER POWERBOATS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007

NOTE  1.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed the current assets by $1,722,562 as of December 31, 2007.  The Company had operating losses of $7,046,691 and $5,211,514 in 2007 and 2006, respectively.

The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations, however, management can give no assurances that any financings will be consummated, and as a result, our operations may cease. We presently employee eighty-four full-time employees and one part-time employee. On March 17, 2008, we were required to layoff 58 of the 85 employees due to a slowdown in our operations. The Company, however, is still paying for benefits for these laid off employees. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and manufacturing processes and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Under the agreement terms for dealer floor plan financing, the GE Commercial Distribution Finance Corporation holds a reserve from each invoice processed before funds are advanced to the Company.  As of December 31, 2007, the reserve balance totaled $137,155.

On July 19, 2007, we entered in a professional service and license agreement with Pininfarina Extra USA Corporation.  Under the terms of this agreement, Pininfarina will design two boats for the Challenger product line for a total design fee of $200,000, which has been paid in full to Pininfarina, and we are authorized to use the Pininfarina name for marketing and advertising.  Also under the terms of the agreement, Challenger agrees to pay royalty fees to Pininfarina for each boat sold in 2008.  Challenger is contractually obligated to pay to Pininfarina royalties for a minimum 25 boats in aggregate of both boat categories during the first twelve months of the agreement. Challenger guaranteed to Pininfarina minimum royalty payments during the first twelve months of the Agreement of $226,000.  Challenger paid $50,000 of the total commitment upon execution of the agreement in July 2007, leaving an unpaid balance of $176,000.  Under the terms of the agreement, if Challenger is unable to meet the minimum commitments for the twelve month period, upon the completion of the first twelve month period, either party has the right to rescind the agreement, at which time Challenger loses its right to use the Pininfarina trademark and Challenger’s obligation to pay royalties thereafter will cease.

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

ACCOUNTS RECEIVABLE

The Company reported an Accounts Receivable balance for December 31, 2007 of $370,469. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of its trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.  Due to the preapproved floor plan financing, cash in advance and cash on delivery payment terms provided to most customers, the likelihood of an uncollectible account is relatively low.

INVENTORY

The finished boat inventory of $1,007,268 consists of twenty-seven boats.  The $90,610 at December 31, 2007 of trailer inventory consists of trailers which the Company intends to be resold when the boats in inventory are sold.  The Challenger trailers are built specific to the model of boat.

The boats-in-process inventory of $532,961 at December 31, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $445,901 at December 31, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including  cash  and  cash equivalents, accounts  receivable,  accounts  payable  and accrued liabilities are carried at cost,  which approximates their fair value, due to the relatively short maturity of  these  instruments.  As  of  December  31,  2007  and December 31, 2006, the Company's  notes  payable  have  stated borrowing rates that are consistent with those  currently available to the Company and, accordingly, the Company believes the  carrying  value  of  these  debt instruments approximates their fair value.

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

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Convertible debentures and warrants may have a dilutive effect on the Company's earnings per share in the future but are not included in the calculation. As of December 31, 2007, convertible debentures could convert into 1,177,176 shares of common stock and 156,200 shares of common stock could be issued pursuant to the exercise of warrants.  Series A Preferred Debt conversion agreements could potentially convert into 5,236,700 shares of common stock.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred.  All sales are recorded when the products are shipped to the customer. The Company bills its customers on a separate basis for shipping and handling costs. Amounts billed to customers for shipping and handling are recorded as revenues, and more specifically within the "product sales" revenue subcategory. Amounts incurred by the Company for shipping  and  handling  costs  related to the sale and delivery of goods to its customers  are  included  in  other  operating  expenses  in  the  statement  of operations.  Total shipping and handling costs were $246,724 and $29,965 for the years ended December 31, 2007 and 2006, respectively.

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

	2006	2006
Deferred tax assets:
Net operating loss carryforwards	$33,864,121	$29,207,181
Valuation allowance for deferred tax assets	(33,864,121)	(29,207,181)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2007, the Company had net operating loss carryforwards of approximately $33,864,121 or federal income tax purposes.  Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  2.

TRADE ACCOUNTS RECEIVABLE

As of December 31, 2007, trade accounts receivable is $370,469.

NOTE  3.

INVENTORY

The finished boat inventory of $1,007,268 consists of twenty-seven boats.  The $90,610 at December 31, 2007 of trailer inventory consists of trailers which the Company intends to be resold when the boats in inventory are sold.  The Challenger trailers are built specific to the model of boat.

The boats-in-process inventory of $532,961 at December 31, 2007 consists of Challenger boats in various stages of the manufacturing process, which will be sold under the following brands – Challenger Powerboats, Sugar Sand and Gekko. The $445,901 at December 31, 2007 of parts inventory consists primarily of small parts, stereos, windows, steering systems, and engines for use in the Challenger manufactured boats.   The inventory is routinely analyzed and reviewed to determine if there is excess or obsolete inventory.  Any inventory determined to be excess or obsolete is returned to vendors or sold.  In the event there is any remaining inventory, it is expensed and written-off the balance sheet.

As of December 31, 2007, inventory consists of the following:

Finished boats	$1,007,268
Trailers	90,610
Parts	445,901
Work-in-process	532,961

$2,076,740

NOTE  4.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Machinery & equipment	$458,679	$194,124
Building & land	961,675	990,021
Boat Molds	1,146,392	602,203
Autos & trucks	71,151	69,000
Trailers for yard use	26,129	26,129
Furniture and fixtures	47,544	11,070
Computers and software	64,403	-
R&D Inventory Asset	41,800	-
Leasehold improvements	595,819	246,284
	$3,413,592	$2,138,831
Less accumulated depreciation and amortization	(1,099,461)	(477,161)

	$2,314,131	$1,661,670

NOTE  5.

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

NOTE  6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 consist of the following:

Accounts payable & accrued expenses	$2,263,039
Accrued interest	365,744
Accrued dividends	84,913
Accrued salaries & vacations	164,863

$2,878,559

NOTE  7.

CONVERTIBLE DEBENTURES AND PROMISSORY NOTES WITH RELATED PARTIES

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 1,000 shares of common stock at $3.00 per share.  The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 300 shares of common stock at $3.00 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 150 shares of common stock at $3.00 per share. The warrant has a term of five years and expires March 10, 2010.

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

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 150 shares of common stock at $3.00 per share. The warrant has a term of five years and expires March 18, 2010.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 210 shares of common stock at $7.00 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund, LP to purchase 480 shares of common stock at $4.40 per share.  The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP to purchase 950 shares of common stock at $4.00 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP to purchase 255 shares of common stock at $4.00 per share. The warrant has a term of five years. On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to eFund Capital Partners, LLC to purchase 300 shares of common stock at $4.00 per share. The warrant has a term of five years and expires May 20, 2010.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP, to purchase 600 shares of common stock at $3.20 per share.  The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to Dutchess Private Equities Fund II, LP to purchase 570 shares of common stock at $2.40 per share. The warrant has a term of five years.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby Dutchess cancels all outstanding warrant agreements as of September 30, 2007.

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

In connection with the above financing, the Company issued a warrant to eFund to purchase 180 shares of common stock at $2.40 per share. The warrant has a term of five years and expires July 7, 2010.

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

On February 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable February 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of two dollars.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of two dollars. During the year ended December 31, 2006, $192,000 of this Note was repaid, and the balance at June 30, 2007 is $0.

On February 10, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 10, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents. During the year ended December 31, 2006, $43,000 of this Note was repaid, and the balance at September 29, 2007 was $149,000.  On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 14, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $192,000, at a discount of $32,000.  The debenture has a 10% interest rate and is due and payable February 14, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents.   On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

On February 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $150,000, at a discount of $25,000.  The debenture has a 10% interest rate and is due and payable February 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents. On September 30, 2007, the Company entered into an amended and restated convertible debenture with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this debenture, as well as all Dutchess debentures entered into with Dutchess between the dates of January 20, 2004 and February 22, 2006 were consolidated into one new debenture totaling $2,784,685.

 On February 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $1,236,000, at a discount of $206,000.  The debenture has a 10% interest rate and is due and payable February 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents. On September 30, 2007, Dutchess Capital rescinded the original Convertible Debenture Agreement.  All interest booked through this date has been eliminated.

On February 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $234,000, at a discount of $39,000.  The debenture has a 10% interest rate and is due and payable February 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents. During the year ended December 31, 2006, $150,690 of this Note was repaid, and the balance at September 29, 2007 was $83,310.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 10,308 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On March 2, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $132,000, at a discount of $22,000.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,290 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On March 9, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $434,400, at a discount of $72,400.  The debenture has a 10% interest rate and is due and payable March 2, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 50,318 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $375,600, at a discount of $62,600.  The debenture has a 10% interest rate and is due and payable April 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 43,194 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $120,000, at a discount of $20,000.  The debenture has a 10% interest rate and is due and payable April 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 13,700 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 3, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $276,000, at a discount of $46,000.  The debenture has a 10% interest rate and is due and payable May 3, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 31,510 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $492,000, at a discount of $82,000. The debenture has a 10% interest rate and is due and payable May 17, 2011. The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,170 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $168,000, at a discount of $28,000.  The debenture has a 10% interest rate and is due and payable May 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 19,040 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $290,400, at a discount of $48,400.  The debenture has a 10% interest rate and is due and payable June 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and twenty cents. During the year ended December 31, 2006, $136,202 of this Note was repaid, and the balance at September 29, 2007 was $154,198.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 18,745 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 15, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $72,000, at a discount of $12,000.  The debenture has a 10% interest rate and is due and payable June 15, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar and twenty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 8,160 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 22, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable June 22, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 25,650 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On June 23, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $156,000, at a discount of $26,000.  The debenture has a 10% interest rate and is due and payable June 23, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 17,550 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

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

On July 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable July 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 20,770 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On July 21, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $66,000, at a discount of $11,000.  The debenture has a 10% interest rate and is due and payable July 21, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a Fixed Conversion Price of one dollar.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 7,270 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share. The original Convertible Debenture Agreement has been cancelled and terminated.

On August 1, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $282,000, at a discount of $47,000.  The debenture has a 10% interest rate and is due and payable August 1, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of eighty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 31,570 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On August 17, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable August 17, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 34,790 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On August 30, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $315,600, at a discount of $52,600.  The debenture has a 10% interest rate and is due and payable August 30, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 35,195 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

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

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $336,000, at a discount of $56,000.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 37,335 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On September 26, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund II, LP, in the amount of $446,400, at a discount of $74,400.  The debenture has a 10% interest rate and is due and payable September 26, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 49,755 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 11, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $255,600, at a discount of $42,600.  The debenture has a 10% interest rate and is due and payable October 11, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,116 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On October 24, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $195,600, at a discount of $32,600.  The debenture has a 10% interest rate and is due and payable October 24, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 21,353 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 7, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $243,600, at a discount of $40,600.  The debenture has a 10% interest rate and is due and payable November 7, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 26,593 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On November 20, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $208,800, at a discount of $34,800.  The debenture has a 10% interest rate and is due and payable November 20, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,620 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On December 6, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $204,000, at a discount of $34,000.  The debenture has a 10% interest rate and is due and payable December 6, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 22,100 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On December 28, 2006, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, LP, in the amount of $228,000, at a discount of $38,000.  The debenture has a 10% interest rate and is due and payable December 28, 2011.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a “Fixed Conversion Price” of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 24,510 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 23, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $392,400, at a discount of $65,400.  The debenture has a 10% interest rate and is due and payable January 23, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 42,020 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On January 25, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $312,000, at a discount of $52,000.  The debenture has a 10% interest rate and is due and payable January 25, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 33,410 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On February 5, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $270,000, at a discount of $45,000.  The debenture has a 10% interest rate and is due and payable February 5, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On February 27, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $420,000, at a discount of $70,000.  The debenture has a 10% interest rate and is due and payable February 27, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 44,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On April 6, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $720,000, at a discount of $120,000.  The debenture has a 10% interest rate and is due and payable April 6, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 75,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 3, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $186,000, at a discount of $31,000.  The debenture has a 10% interest rate and is due and payable May 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  As of September 30, 2007, $45,093 of this Note was repaid, and the balance at September 30, 2007 is $140,907.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,749 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Debenture Agreement has been cancelled and terminated.

On May 25, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,767 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On September 30, 2007, the Company entered into an Amended and Restated Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $2,784,685.  This debenture is issued in conjunction with the conversion of existing Dutchess debt into Series A Preferred Stock and includes all Dutchess debentures dated January 20, 2004 through February 22, 2006.  The debenture has an 8% interest rate and is due and payable September 30, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the twenty trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.

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

On December 3, 2007, the Company entered into a Convertible Debenture Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $600,000, at a discount of $100,000.  The debenture has a 10% interest rate and is due and payable December 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of thirty cents.  As of December 31, 2007, $0 of this Note was repaid, and the balance at December 31, 2007 is $600,000.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

Amortization of the debt discount on all convertible debentures, warrants and promissory notes amounted to $296,910 and $707,624 for the years ended December 31, 2007 and 2006, and is included in interest expense on the  consolidated statement of operations.   The 2007 financials include an adjustment out of interest expense for the debt discount associated with the Dutchess warrants that were rescinded as part of the September 30, 2007 debt conversion.

NOTE 8.

FACTORING AGREEMENTS WITH RELATED PARTIES

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

NOTE 9.

CONVERTIBLE PREFERRED STOCK AGREEMENTS WITH RELATED PARTIES

On May 15, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $160,000.  The debenture has a 10% dividend rate and is due and payable May 15, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 16,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On May 25, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $530,000.  The debenture has a 10% dividend rate and is due and payable May 25, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,767 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On June 26, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $685,000.  The debenture has a 10% dividend rate and is due and payable June 26, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 70,213 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On July 12, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $550,000.  The debenture has a 10% dividend rate and is due and payable July 12, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,146 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

On August 3, 2007, the Company entered into a Convertible Redeemable Preferred Stock Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $650,000.  The convertible redeemable preferred has a 10% dividend rate and is due and payable August 3, 2012.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the Conversion Date or (ii) at a "Fixed Conversion Price" of sixty cents.  On September 30, 2007, the Company entered into an agreement with Dutchess Private Equities Fund, Ltd., whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 66,083 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original Convertible Redeemable Preferred Stock Agreement has been cancelled and terminated.

NOTE 10.

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK PURCHASE AGREEMENTS WITH RELATED PARTIES

The September 30, 2007 Series A. Convertible Preferred Stock Purchase Agreement with Dutchess Private Equities Fund, Ltd., has a quarterly dividend of 5% of the per share price of each share of Series A Preferred Stock held by such holder (the “Dividend”).  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of the Company’s fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  In the event that the Company is unable to pay the full amount of the Dividend in any quarter as set forth in this provision and the holder of the Series A Preferred Stock has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of Eight Percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the greater of (i) Thirteen Dollars ($13.00) worth of Common Stock based on the lowest closing bid price of the Company’s Common Stock during the Twenty (20) trading day period immediately preceding the date of the Conversion Notice, or (ii) one hundred (100) shares of Common Stock.

On December 11, 2007, the Company entered into a Series A Convertible Redeemable Preferred Stock Purchase Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $400,000.  The convertible redeemable preferred agreement has a quarterly dividend of 5% of the per share price of each share of Series A Preferred Stock held by such holder (the “Dividend”).  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of the Company’s fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  In the event that the Company is unable to pay the full amount of the Dividend in any quarter as set forth in this provision and the holder of the Series A Preferred Stock has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of Eight Percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the greater of (i) Thirteen Dollars ($13.00) worth of Common Stock based on the lowest closing bid price of the Company’s Common Stock during the Twenty (20) trading day period immediately preceding the date of the Conversion Notice, or (ii) one hundred (100) shares of Common Stock.

On December 26, 2007, the Company entered into a Series A Convertible Redeemable Preferred Stock Purchase Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $475,000.  The convertible redeemable preferred agreement has a quarterly dividend of 5% of the per share price of each share of Series A Preferred Stock held by such holder (the “Dividend”).  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of the Company’s fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  In the event that the Company is unable to pay the full amount of the Dividend in any quarter as set forth in this provision and the holder of the Series A Preferred Stock has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of Eight Percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the greater of (i) Thirteen Dollars ($13.00) worth of Common Stock based on the lowest closing bid price of the Company’s Common Stock during the Twenty (20) trading day period immediately preceding the date of the Conversion Notice, or (ii) one hundred (100) shares of Common Stock.

NOTE  11.

NOTES PAYABLE

At December 31, 2007, the Company had various Notes Payable as follows:

At December 31, 2007, the Company had ten short term Notes Payable with Sun Security Bank totaling $513,531, secured by Challenger boats-in-process and completed boats in inventory.  The Notes bear interest at a rate of U.S. Bank Prime Rate plus 2%, with an interest rate floor of 7%.  The individual notes are due and payable upon the sale of the boat securing the note.

On February 28, 2006, the Company entered into a long-term Note Payable with Sun Security Bank of $2,961,429, secured by the manufacturing facility in Washington, Missouri, and all fixed assets of the Company.  The Note bears interest at a rate of US Bank Prime Rate plus 1% and a maturity date of March 1, 2009.  It is also secured by a certificate of deposit in the amount of $1,000,000 on deposit at Sun Security Bank, owned by Dutchess.  As of December 31, 2007, the Note Payable carries a principal balance of $2,665,286.

On March 28, 2006, the Company entered into a $16,089 long-term Note Payable with Bank of Washington. The Note is secured by a 2002 GMC 3500 truck, bearing interest at a rate of 9.25%.  As of December 31, 2007, the unpaid balance on the note is $6,465.

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

On March 13, 2007, the Company entered into a long-term note payable with Composites One, LLC, in the amount of $221,439.87 for a conversion of their vendor trade debt.  The note has a twenty-four (24) month term and carries an annual interest rate of 8.25%.  The unpaid principal balance at December 31, 2007 was $139,729.

On October 17, 2007, the Company entered into a short-term note payable with Mercury Marine, in the amount of $100,000 for a conversion of their vendor trade debt.  The note has a twelve (12) month term and carries an annual interest rate of 10%.  The unpaid principal balance at December 31, 2007 was $99,965.

As of December 31, 2007, the following individual investors held promissory notes in the amount described below.

NAME	AMOUNT RECEIVED	DEPOSIT DATE
Winn Family Partnership	$2,000.00	05/08/2004
Patrick Connelly	$50,000.00	05/27/2004
Jan Pusch	$50,000.00	07/01/2004
Patrick Connelly	$10,000.00	07/02/2004
Patrick Connelly	$10,000.00	04/14/2005
Sandra Walls	$10,000.00	06/08/2005
Gerald Treichel	$10,000.00	08/05/2005
Arnold Kramer	$6,000.00	10/20/2005
Wakelin McNeel	$100,000.00	03/08/2007
Total	248,000.00

NOTE  12.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

On August 17, 2006, Mike Thomas filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine and Xtreme, asserting claims for breach of his employment contract and wrongful discharge in the amount of $86,375, not including costs and legal fees.  We filed our Answer, Affirmative Defenses and Counterclaim on October 24, 2006, denying that it is appropriate for a court to enter judgment or relief for Mr. Thomas since he failed to state a claim, entered into the employment contract with unclean hands and in bad faith, committed fraud and concealment, failed to mitigate his damages and breached the employment contract.  We furthermore counterclaimed that Mr. Thomas breached his fiduciary duty, and committed fraud, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, as well as punitive damages, treble damages, an accounting of all of our securities owned by Mr. Thomas, forfeiture to us of such shares and warrants held by Mr. Thomas, and attorneys’ fees.  Mr. Thomas filed an Answer to Defendants’ Counterclaim and Affirmative Defenses

on December 4, 2006, denying our affirmative defenses in full and seeking dismissal of our counterclaims for failure to state a claim.  This lawsuit was settled by the parties who filed a mutual stipulation of dismissal on February 5, 2008.

On October 19, 2006, Gary Miller filed a lawsuit in County Court at Law No. 3 in Tarrant County, Texas against Xtreme, asserting claims for damages for breach of contract, quantum meruit, sworn account, conversion of products and unjust enrichment in the amount of $70,000, not including legal fees.  We responded with a general denial in state court before removing this action to the Fort Worth Division of the United States District Court for the Northern District of Texas on November 30, 2006.  We then moved to dismiss, or alternatively, to transfer the case on account of improper venue to the Sherman Division of the United States District Court for the Eastern District of Texas.  This motion was granted on February 9, 2007.  We filed our First Amended Answer and Counterclaim on February 27, 2007, asserting that if a contract is found to have existed, we either performed, tendered performance, or were excused from performing all of our contractual obligations.  We were seeking recovery of all attorneys’ fees.  The parties reached a settlement, and the Court entered an Agreed Order for Dismissal with Prejudice on December 5, 2007

On December 4, 2006, Life Line Marine, LLC filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against both Marine and Xtreme, asserting claims for breach of contract, quantum meruit, civil conspiracy and fraud and misrepresentation.  Life Line Marine, LLC sought damages in excess of $25,000, an accounting of income and profits, a constructive trust, damages resulting from their lost profits, punitive damages and attorneys’ fees.  We filed our Answer, Affirmative Defenses and Counterclaim on January 23, 2007, denying that it is appropriate for a court to enter judgment or relief for Life Line Marine, LLC since it has failed to state a claim, entered into the employment contract with unclean hands and in bad faith, failed to fulfill certain obligations relating to financing under a contract, committed fraud and concealment, agreed to be subject to an arbitration agreement, breached the contract and failed to revoke their acceptance of goods within a reasonable time under Article 2 of the Uniform Commercial Code.  We furthermore counterclaimed that Life Line Marine, LLC, as well as Michael Lochirco (the owner) and Lochirco Fruit and Produce, Inc., breached their contract, and committed tortuous interference, civil conspiracy and racketeering.  We are seeking more than $25,000 in actual damages, punitive damages, treble damages, forfeiture to us of all profits and gains resulting from their conduct, as well as all attorneys’ fees.  On February 2, 2007, Life Line Marine, LLC filed a Reply to Defendant’s Counterclaim, denying our claims for relief, and filing a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.  Additionally, counterclaim defendants Michael Lochirco and Lochirco Fruit and Produce, Inc. filed an Answer to Counterclaim on March 7, 2007, seeking dismissal of our counterclaims, and filed a Motion to Dismiss the claims of tortuous interference, civil conspiracy and racketeering.  On June 25, 2007, together with Marine, we filed a response in opposition to the motions to dismiss of Life Line, Michael Lochirco and Lochirco Fruit and Produce.  On January 3, 2008, the Court denied Life Line, Michael Lochirco and Lochirco Fruit and Produce’s motion to dismiss.  The parties are currently engaged in discovery.

On December 14, 2006, we filed a lawsuit in the Circuit Court of the County of Franklin, Missouri against Barrett Evans, a former member of the board of directors, asserting claims for damages for breach of fiduciary duty, breach of contract, unjust enrichment, civil conspiracy and racketeering. We sought more than $25,000 in actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all of our shares, warrants and debentures owned by Mr. Evans, forfeiture to us of all profits and gains resulting from his conduct, as well as all attorneys’ fees and costs.  After reaching a settlement, on January 28, 2008, the parties filed a Joint Stipulation For Dismissal Of All Claims With Prejudice.  On March 6, 2008, Evans served us with notice of default under the settlement agreement.  As of April 14, 2008, Challenger had not cured the alleged default under the settlement agreement.

On December 29, 2006, we filed a lawsuit in the United States District Court Eastern District of Missouri against Kevin Ryan, our former Chief Executive Officer, and his wife, Alicia Fox, asserting claims for violation of the Computer Fraud and Abuse Act, violation of Missouri’s anti-computer tampering statute, conversion, breach of fiduciary duty, civil conspiracy and racketeering. We are seeking actual damages, punitive damages, treble damages, an accounting and the subsequent forfeiture of all of our shares, warrants and debentures owned by Mr. Ryan or Ms. Fox, return of any missing laptop data by Mr. Ryan, as well as all attorneys’ fees and costs.  Mr. Ryan and Ms. Fox filed a Counterclaim on March 19, 2007, asserting a claim for indemnity as a result of a severance agreement with us, as well as additional claims against us for breach of release and breach of contract.  After reaching a settlement, on February 1, 2008, the parties filed their Joint Stipulation Dismissing All Claims With Prejudice.

On June 15, 2007, Donald Scott filed a lawsuit in the District Court of the County of Stearns, Minnesota against IMAR, our wholly owned subsidiary, and against Gary Rutherford.  Against IMAR, Donald Scott asserts claims for damages for breaches of contract, conversion, and unjust enrichment. Donald Scott is seeking from IMAR, more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR Group, LLC to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  Against Gary Rutherford, Donald Scott asserts claims for conversion, interference with prospective business advantage, slander and unjust enrichment. Donald Scott is seeking from Gary Rutherford more than $50,000 in actual damages on each count, a declaratory judgment that an assignment of a security agreement and note from IMAR to Gary Rutherford was of no force and effect, as well as all attorneys’ fees and costs.  On July 19, 2007 IMAR filed its Answer and Cross-claim denying liability and asserting a cross claim against Gary Rutherford seeking contribution and/or indemnity from Gary Rutherford to the extent that IMAR and Rutherford are found jointly liable based on actionable conduct by Gary Rutherford.  On July 24, 2007 Gary Rutherford filed a cross-claim against IMAR seeking recovery from IMAR to the extent that the note is reduced by Donald Scott’s claims against IMAR and seeking indemnity or reimbursement from IMAR to the extent that IMAR and Gary Rutherford are found jointly liable.  On August 24, 2007, IMAR filed its Answer to the cross-claim of Gary Rutherford, denying liability and asserting numerous affirmative defenses.  The parties are currently engaged in discovery.  This case is scheduled to go to trial on June 23, 2008.

On October 19, 2007, Roy Baker filed a lawsuit in the Court of Common Pleas, Allen County, Ohio, against IMAR, our wholly owned subsidiary, and against Mercury Marine.  Roy Baker asserts claims under the Magnuson-Moss Federal Trade Commission Act, the Ohio Uniform Commercial Code, the Ohio Consumer Sales Practices Act, and for implied warranty in tort.  Roy Baker seeks damages equal to three times his actual damages in excess of $25,000 and/or the statutory minimum of $200 for each additional unlawful act alleged, over and above any treble damage award.  On December 7, 2007, IMAR filed its answer to the complaint denying liability and raising certain affirmative defenses.  The parties are currently engaged in discovery.  This case is scheduled to go to trial on January 20, 2009.

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

NOTE 13.

DEALER FLOOR PLAN FINANCING

The Company has entered into floor plan financing whereby it is paid by its dealers for their products via a third-party floor plan company.  The Company has entered into three such agreements.  These master agreements include a repurchase agreement that requires the Company to accept returned product from the dealers and repay the outstanding loan amount to the floor plan financing companies.  Although these returns are uncommon, and the boats are usually resold to another dealer in a short period of time, the Company has the possibility of future repayment under the agreements.  As of December 31, 2007, the Company had a total of $3,806,975 financed through the floor plan financing companies.

NOTE 14.

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

On November 4, 2007, the Company issued 15,004 shares of common stock in connection with the rounding up of shares as part of the reverse stock split occuring on October 31, 2007.

On November 9, 2007, the Company issued 20,000 shares of common stock valued at $8,000 to John Layne as payment of interest on a private promissory note dated July 20, 2005.  The principal of $20,000 was repaid in full on July 23, 2007 and August 23, 2007.

As of December 31, 2007, the Company owes common stock equivalent to $30,000 to Grannus Financial Advisors per the payment terms of the consulting agreement entered into on May 28, 2007.

As of December 31, 2007, the Company had issued 755,000 shares of the Company’s common stock to Preston Capital Partners in connection with the Equity Line Agreement dated September 24, 2005.  The proceeds received for 454,300 shares were applied as payment to promissory notes with Dutchess Private Equities Fund, LP, and Dutchess Private Equities Fund II, LP, and the Company received the cash proceeds from 259,143 shares.  The remaining 41,557 shares had not been returned to the company as of December 31, 2007.

NOTE  15.

RENTS

The Company occupies office and manufacturing space at the manufacturing facility in Washington, Missouri, which is owned by the Company. Effective January 1, 2007, the Company rents a manufacturing facility in Fargo, North Dakota. This facility is used for production of the IMAR Group, LLC product and includes office space.

For the twelve months ended December 31, 2007, the Company had building rental expense of $120,863 for the rental of the manufacturing and office space in Fargo.

NOTE 16.

GAIN OR LOSS ON SALE OF ASSETS

On August 29, 2007, IMAR, our wholly-owned subsidiary, completed the sale of certain assets of its Sugar Sand division to Execute for a cash purchase price of $5,000,000.  Dutchess has provided funds to Execute for the purposes of consummating the purchase of the Sugar Sand assets.  Under the terms of the asset purchase agreement, Execute purchased all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR’s business of designing, manufacturing and marketing water jet powered Sugar Sand boats, including the “Sugar Sand” trade name and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain name www.sugarsand.com, trade secrets and copyrights and their goodwill.

In connection with the transaction, Execute and IMAR entered into an agreement for exclusive right of supply, pursuant to which IMAR will manufacture and serve as the exclusive supplier of the Sugar Sand line of jet boats to Execute for an initial term of ten years.  In addition, we entered into an exclusive sales and marketing agreement with Execute, pursuant to which we will provide sales and marketing services related to the Sugar Sand boats for an initial term of ten years.

NOTE  17.

SUBSEQUENT EVENTS

On January 9, 2008, the Company entered into a Series A Convertible Redeemable Preferred Stock Purchase Agreement with Dutchess Private Equities Fund, Ltd., in the amount of $2,000,000.  The convertible redeemable preferred agreement has a quarterly dividend of 5% of the per share price of each share of Series A Preferred Stock held by such holder (the “Dividend”).  The Dividend shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of the Company’s fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.  In the event that the Company is unable to pay the full amount of the Dividend in any quarter as set forth in this provision and the holder of the Series A Preferred Stock has elected to receive such Dividend in cash, the unpaid amount of such cash Dividend, together with interest at the rate of Eight Percent (8%) per annum, shall be added to the following fiscal quarter’s Dividend.  The purchaser of the convertible preferred stock is entitled to convert the face amount of the stock plus accrued dividend into the Company’s common stock at the greater of (i) Thirteen Dollars ($13.00) worth of Common Stock based on the lowest closing bid price of the Company’s Common Stock during the Twenty (20) trading day period immediately preceding the date of the Conversion Notice, or (ii) one hundred (100) shares of Common Stock.

On February 28, 2008, the Company entered into a Securities Purchase Agreement with Dutchess Private Equities Fund, Ltd,, Michael Novielli, Douglas Leighton and Theodore Smith, whereby in exchange for a total of $500,000, the Company shall issue and sell to the Purchasers, in aggregate, up to 3,500,000 Units, each consisting 35,000 shares of the Company’s 8% Convertible Preferred Stock, one Series A Warrant to purchase the Company’s common stock, par value $0.001 and one Series B warrant to purchase Common Stock for an aggregate gross purchase price of up to $3,500,000.  The price per Unit will equal $100.

NOTE 18.

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

In February 2007, the FASB issued Statement of Financial Accounting Standars No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.  SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

ITEM  8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management  is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Inherent in small business is the pervasive problem of segregation of duties.  Given that the Company has limited resources, the Chief Executive Officer also fulfills the Chief Financial Officer role and the Company employs a small limited office staff, segregation of duties is not possible at this stage in the corporate lifecycle.  Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

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

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The  following  table  sets  forth  the  name,  age,  positions,  and offices or employments for  the  past five years as of December 31, 2007, of our executive officers  and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors.

NAME	AGE	POSITION
Laurie Phillips	39	Chief Executive Officer and Chief Financial Officer
Michael Novielli	42	Director, Chairman
Douglas Leighton	38	Director

LAURIE PHILLIPS has been our Chief Executive Officer since May 10, 2006, and our Chief Financial Officer since May 17, 2005. Prior to joining us, Ms. Phillips worked for twelve years at Ace Electric in Columbus, Kansas, holding various positions in the accounting department, including Chief Financial Officer and Controller  from  1997-2001, and Vice President and General Manager  from 2001 through February 2005. Ms. Phillips received her Bachelor of Business Administration degree from Pittsburg State University in Pittsburg, Kansas with a major in Accounting. She also holds a certified public accountant certificate.

MICHAEL A. NOVIELLI has served as our director since January 7, 2004. Mr.Novielli is a Managing Partner of Dutchess Capital Management, LLC and Dutchess Advisors, LLC. A co-founder of Dutchess in 1996, Mr. Novielli advises the senior management of issuers in which Dutchess has invested, in areas of business development, legal, accounting and regulatory compliance.  Prior  to co-founding Dutchess, Mr. Novielli was a partner at Scharff, Witchel & Company, a 42 year-old, full service investor relations firm, where he consulted with publicly-traded  companies  on  areas of finance and business development. Prior to joining Scharff, Mr. Novielli was Vice-President of Institutional Sales-Private Placements at Merit Capital Associates, an independent FINRA registered broker-dealer.  Before joining Merit, Mr. Novielli began his investment career at PaineWebber, where he served for approximately three years as a registered representative servicing high net worth individuals and institutional clientele. Mr. Novielli has held Series 7, 63 and 65 licenses and received his B.S. in Business from the University of South Florida in 1987.

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

EMPLOYMENT AGREEMENTS

We had a two-year employment agreement with Jack Clark, our Chief Operations Officer, on a monthly salary of $9,000, until his resignation on February 20, 2008.  Mr. Clark was eligible for an annual cash bonus of up to 40% of his annual salary. After employment of two years, Mr. Clark was also eligible for a one time bonus of up to 10% of our outstanding shares of common stock.

BOARD OF DIRECTORS

We currently have two members on our Board of Directors, who are elected to annual terms and until their successors are elected and qualified or until his resignation or removal by the board. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee.  As of December 31, 2007, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(3)of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section  16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than ten percent of our common  stock,  to  file  initial reports of ownership and reports of changes in ownership  with  the  Securities  and  Exchange  Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our executive officers and directors, all required reports were filed during the fiscal year ended December 31, 2007, except reports relating to the Company’s former chief financial officer, Eric Wieble.

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

The Board of Directors does not have a written policy or charter regarding how director candidates are evaluated or nominated for the Board of Directors. Additionally, the Board of Directors has not created particular qualifications or minimum standards that candidates must meet. Instead, the Board of Directors considers how a candidate could contribute to our business and meet our needs and the needs of the Board of Directors.  The Board of Directors does not currently consider recommendations from shareholders for candidates for director.

ITEM  10.

EXECUTIVE COMPENSATION

Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	All other compensation ($)	Total ($)
Laurie Phillips	2007	$135,000		$15,712					$150,712
Chief Executive Officer and Chief Financial Officer (1)	2006	$120,966	(4)						$120,966
Jack Clark	2007	$108,000							$108,000
Former Chief Operating Officer (2)	2006	$36,000							$36,000
Kevin Ryan	2007	$0							$0
Former Chief Executive Officer and Director (3)	2006	$70,000							$70,000

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and 2006 to (1) our current Chief Executive Officer (3) our former Chief Operating Officer and (3) our former Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during 2007.  Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the executive officers.

SUMMARY COMPENSATION TABLE

(1)   As of May 10, 2006, Laurie Phillips, our Chief Executive Officer and Chief Financial Officer receives $11,250 per month.  Prior to May 10, 2006, Ms. Phillips received $8,000 per month for compensation as our Chief Financial Officer.

(2)   Mr. Clark was paid $9,000 per month per his employment agreement with us, pursuant to which he served as our Chief Operating Officer.  Mr. Clark will continue to be paid under his employment agreement through March 31, 2008.  Mr. Clark resigned his position as our Chief Operating Officer on February 20, 2008.

(3)   Mr. Ryan was paid $10,000 per month per his employment agreement with us, pursuant to which he served as our Chief Executive Officer.  Mr. Ryan was paid under his employment agreement through June 30, 2006.  Mr. Ryan ceased serving as our Chief Executive Officer and Director on May 10, 2006.

Mr. Eric Wieble was our Chief Financial Officer from June 11, 2007 through August 10, 2007. During this period we paid Mr. Wieble approximately $16,238, which includes a small severage payment.

EMPLOYMENT AGREEMENTS OF OUR EXECUTIVE OFFICER

On May 10, 2006, we entered into a verbal employment agreement with Laurie Phillips, our Chief Executive Officer, for a monthly salary of $11,250.  Ms. Phillips is eligible for an annual cash bonus of up to 50% of her annual salary. After May 10, 2008, Ms. Phillips will also be eligible for a one time bonus of up to 20% of our outstanding shares of common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

No equity awards which were issued to any of our named executive officers are outstanding on December 31, 2007.

DIRECTOR COMPENSATION

We do not have a formal plan to compensate our directors.  Our directors did not receive any compensation for their services in 2007.

ITEM  11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 1, 2008 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. The information below reflects the Company’s twenty for one reverse stock split which was effective on October 19, 2007.

The number of shares of common stock issued and outstanding as of April 1, 2008 was 4,010,920 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on as of April 1, 2008, plus shares of common stock subject to options and warrants held by such person on April 1, 2008 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percent of Class (1)
Common Stock	Michael Novielli (2) 1110 Rt. 55, Suite 206, LaGrangeville, NY 12540	195,264,315	98.72%
Common Stock	Douglas Leighton (3) 50 Commonwealth Ave, Suite 2 Boston, MA 02116	195,264,315	98.72%
Common Stock	Dutchess Private Equities Fund, Ltd. (4) 50 Commonwealth Ave, Suite 2 Boston, MA 02116	195,219,065	98.70%
Common Stock	Laurie Phillips (5) 300 Westlink Drive, Washington, MO 63090	- 0 -	*
Common Stock	Theodore Smith (6) 50 Commonwealth Ave, Suite 2 Boston, MA 02116	- 0 -	*
Common Stock	All directors and current executive officers as a group (3 persons)	195,264,315	98.72%

* Less than 1%

(1)

The number of shares issued and outstanding on  April 1, 2008 was 4,010,920 shares.

(2)   Mr. Novielli is a member of our board of directors.  The total number of shares Mr. Novielli beneficially owns is comprised of 45,250 shares owned by Mr. Novielli which he has sole voting and dispositive power of and 1,435,265 shares of common stock owned by Dutchess Private Equities Fund, Ltd and 2,000,000 shares of common stock issuable within 60 days to Dutchess Private Equities Fund, Ltd. pursuant to convertible debenture in the principal face amount of $600,000 issued in December 2007. Also includes up to 1,917,838 shares of Series A Preferred Stock owned by Dutchess Private Equities Fund, Ltd convertible into up to 191,783,800 shares of common stock. Mr. Novielli is a director of Dutchess Private Equities Fund, Ltd. and, as such, has voting and dispositive power over such shares beneficially owned by that entity.

 (3)

Mr. Leighton is a member of our board of directors.  The total number of shares Mr. Leighton beneficially owns is comprised of 45,250 shares owned by Mr. Novielli which he has sole voting and dispositive power of and 1,435,265 shares of common stock owned by Dutchess Private Equities Fund, Ltd and 2,000,000 shares of common stock issuable within 60 days to Dutchess Private Equities Fund, Ltd. pursuant to convertible debenture in the principal face amount of $600,000 issued in December 2007. Also includes up to 1,917,838 shares of Series A Preferred Stock owned by Dutchess Private Equities Fund, Ltd convertible into up to 191,783,800 shares of common stock. Mr. Leighton is a director of Dutchess Private Equities Fund, Ltd. and, as such, has voting and dispositive power over such shares beneficially owned by that entity.

(4)

Dutchess Private Equities Fund, Ltd., owns 1,435,265 shares of common stock and 2,000,000 shares of common stock issuable within 60 days pursuant to convertible debenture in the principal face amount of $600,000 issued in December 2007. Also includes up to 1,917,838 shares of Series A Preferred Stock owned by Duthcess Private Equities Fund, Ltd convertible into up to 191,783,800 shares of common stock. . Mr. Leighton and Mr. Novielli are the directors of Dutchess Private Equities Fund, Ltd.and have shared voting and dispositive power over the shares owned by that entity

(5)

Ms. Phillips serves as our Chief Executive Officer and Chief Financial Officer.

(6)  Mr. Smith was a member of our Board of Directors until his resignation on on February 5, 2008.  Mr. Smith has been the director of Corporate Finance of Dutchess Private Equities Fund since 1998.  He graduated with a BS in marketing and finance from Boston College in 1999.

ITEM  12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Novelli, our Chairman and Director, and Mr. Leighton, our Director, serve as a Managing Partners of Dutchess Capital Management, LLC and Dutchess Advisors LLC, which are related companies of Dutchess.  The transactions we have undertaken with Dutchess are listed below:

On January 23, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $392,400, at a discount of $65,400.  The debenture had a 10% interest rate and was due and payable January 23, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 42,020 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On January 25, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $312,000, at a discount of $52,000.  The debenture had a 10% interest rate and was due and payable January 25, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 33,410 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On February 5, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $270,000, at a discount of $45,000.  The debenture had a 10% interest rate and was due and payable February 5, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 28,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On February 27, 2007, we entered into a convertible debenture agreement with Dutchess, in the amount of $420,000, at a discount of $70,000.  The debenture had a 10% interest rate and was due and payable February 27, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 44,800 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On March 26, 2007, we entered into a purchase order financing agreement with Dutchess in the amount of $180,000.  The financing agreement has a 3% monthly interest rate and is due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the financing agreement, all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was extended and was due and payable with thirty days notice from Dutchess.  As of September 30, 2007, $58,000 of agreement was repaid, and the balance at September 29, 2007 is $122,000.  On September 30, 2007,we entered into an agreement with Dutchess, whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 15,101 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original purchase order financing agreement has been cancelled and terminated.

On March 26, 2007, we entered into an accounts receivable factoring agreement with Dutchess, in the amount of $120,000.  The financing agreement had a 3% monthly interest rate and was due and payable April 26, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement, all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was repaid in full as of April 11, 2007.

On April 3, 2007, we entered into a purchase order financing agreement with Dutchess in the amount of $150,000.  The financing agreement had a 3% monthly interest rate and was due and payable May 3, 2007, with $5,000 minimum interest due and payable on the funds.  As funds became available through the collection of receivables on certain boats as described in the factoring agreement (above), all funds, and any interest and penalties, were to be forwarded to Dutchess within one business day.  In the event that on the maturity date, there was a balance due on the face amount, Dutchess could increase the face amount by ten percent per month, for each month that the agreement remained unpaid.   The agreement was extended and was repaid in full as of June 22, 2007.

On April 6, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $720,000, at a discount of $120,000.  The debenture had a 10% interest rate and was due and payable April 6, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 75,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 3, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $186,000, at a discount of $31,000.  The debenture had a 10% interest rate and was due and payable May 3, 2012.  Dutchess was entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  As of September 30, 2007, $45,093 of this convertible debenture was repaid, and the balance at September 30, 2007 was $140,907.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 14,749 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible debenture agreement has been cancelled and terminated.

On May 15, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $160,000.  The debenture had a 10% dividend rate and was due and payable May 15, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 16,600 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On May 25, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess, in the amount of $530,000.  The debenture had a 10% dividend rate and was due and payable May 25, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 54,767 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On June 26, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $685,000.  The debenture had a 10% dividend rate and was due and payable June 26, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 70,213 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On July 12, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $550,000.  The debenture had a 10% dividend rate and was due and payable July 12, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 56,146 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On August 3, 2007, we entered into a convertible redeemable preferred stock agreement with Dutchess in the amount of $650,000.  The debenture had a 10% dividend rate and was due and payable August 8, 2012.  Dutchess was entitled to convert the face amount of the stock plus accrued dividend into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.  On September 30, 2007, we entered into an agreement with Dutchess whereby all principal and interest outstanding under this agreement was converted into the right to receive an aggregate of 66,083 shares of Series A preferred stock, par value $0.001 per share, at a conversion price of $10 per share.  The original convertible redeemable preferred stock agreement has been cancelled and terminated.

On September 30, 2007, we entered into an amended and restated convertible debenture agreement with Dutchess in the amount of $2,784,685.  This debenture is issued in conjunction with the conversion of existing Dutchess debt into Series A Preferred Stock and includes all Dutchess debentures dated January 20, 2004 through February 22, 2006.  The debenture has an 8% interest rate and is due and payable September 30, 2012.  The Dutchess is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the twenty trading days prior to the conversion date or (ii) at a fixed conversion price of sixty cents.

On September 30, 2007, we entered into a debt conversion agreement with Dutchess whereby Dutchess converted a total of $16,849,214 in principal and accrued interest currently owed to Dutchess into the right to receive 1,684,921 shares of Series A Preferred Stock. The conversion includes all Dutchess debentures dated February 28, 2006 through May 3, 2007, all amounts outstanding under the promissory notes, all amounts outstanding under the factoring agreements, all amounts outstanding under the purchase order aAgreements, all amounts outstanding under the preferred agreements, and all amounts outstanding under the consulting agreement with Dutchess.  The debt conversion agreement requires dividends to be paid quarterly, in cash, at the rate of 8% per annum.  Dividends shall be cumulative.

On December 3, 2007, we entered into a convertible debenture agreement with Dutchess in the amount of $600,000, at a discount of $100,000.  The debenture has a 10% interest rate and is due and payable December 3, 2012.  The purchaser of the convertible debentures is entitled to convert the face amount of the debentures plus accrued interest into our common stock at the lesser of (i) 75% of the lowest closing bid price during the fifteen trading days prior to the conversion date or (ii) at a fixed conversion price of thirty cents.  As of December 31, 2007, $0 of this note was repaid, and the balance at December 31, 2007 is $600,000.

On December 11, 2007, we entered into a Series A convertible redeemable preferred stock purchase agreement with Dutchess in the amount of $400,000.  The convertible redeemable preferred agreement has a quarterly Dividend of 5% of the per share price of each share of Series A Preferred Stock held Dutchess.  The Dividend shall be paid as follows: two percent (2%) in preferred stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of our fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.

On December 26, 2007, we entered into a Series A convertible redeemable preferred stock purchase agreement with Dutchess in the amount of $475,000.  The Dividend for this agreement shall be paid as follows: two percent (2%) in Preferred Stock and three percent (3%) in cash.  One-quarter of the annual Dividend shall be paid within fifteen (15) days after the end of each of the Company’s fiscal quarters.  Declaration and payment of the Dividend shall be in accordance with the NRS.  The Dividend shall be paid in cash.

On August 29, 2007, IMAR, our wholly-owned subsidiary, completed the sale of certain assets of its Sugar Sand division to Execute for a cash purchase price of $5,000,000.  Dutchess has provided funds to Execute for the purposes of consummating the purchase of the Sugar Sand assets.  Under the terms of the asset purchase agreement, Execute purchased all right, title, interest and goodwill in and to certain assets, properties and rights relating to, used in or held for use in IMAR’s business of designing, manufacturing and marketing water jet powered Sugar Sand boats, including the “Sugar Sand” trade name and associated trade names, trademarks, service marks and service names, and the associated logos and their goodwill, and all associated domain names, in particular the domain name www.sugarsand.com, trade secrets and copyrights and their goodwill.

In connection with the transaction, Execute and IMAR entered into an agreement for exclusive right of supply, pursuant to which IMAR will manufacture and serve as the exclusive supplier of the Sugar Sand line of jet boats to Execute for an initial term of ten years.  In addition, we entered into an exclusive sales and marketing agreement with Execute, pursuant to which we will provide sales and marketing services related to the Sugar Sand boats for an initial term of ten years.

DIRECTOR INDEPENDENCE

During the year ended December 31, 2007, Michael Novielli, Douglas Leighton and Theodore Smith served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB.  The OTCBB does not require that a majority of the board be independent.

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

4.84

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 23, 2007 (included as Exhibit 4.84 to the Form 10-KSB for the fiscal year end December 31, 2006, and incorporated herein by reference).

4.85

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 25, 2007 (included as Exhibit 4.85 to the Form 10-KSB for the fiscal year end December 31, 2006, and incorporated herein by reference).

4.86

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated February 5, 2007 (included as Exhibit 4.86 to the Form 10-KSB for the fiscal year end December 31, 2006, and incorporated herein by reference).

4.87

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated February 27, 2007 (included as Exhibit 4.87 to the Form 10-KSB for the fiscal year end December 31, 2006, and incorporated herein by reference).

4.88

Debenture Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated December 3, 2007 (filed herewith)

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

10.38

International Sales Representation Agreement between the Company and Nautique International, Inc., dated December 7, 2006 (included as Exhibit 10.38 to the Form 10-KSB for the fiscal year end December 31, 2006, and incorporated herein by reference).

10.39

Securities Purchase Agreement, dated February 28, 2008 between the Company and Dutchess Private Equities Fund, Ltd. (filed herewith)

10.40

Series A Convertible Preferred Stock Purchase Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated September 30, 2007 (filed herewith)

10.41

Professional Service and License Agreement between the Company and Pininfarina Extra USA Corp. (filed herewith)

14.1

Corporate Code of Conduct and Ethics (included as Exhibit 14.1 to the Form 10-KSB filed April 14, 2004, and incorporated herein by reference).

21.1

List of Subsidiaries (filed herewith).

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM  14.

 PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Jaspers  and  Hall,  PC,  served as our  auditors  for the fiscal years ended December  31,  2007, 2006, 2005  and  2004.

The following is a summary of the fees billed to us by Jaspers and Hall, PC for professional services rendered for 2007 and 2006:

Fee Category	2007 Fees	2006 Fees
Audit Fees	$31,000	$32,000
Audit Related Fees
Tax Fees
All Other Fees
Total Fees	$31,000	$$32,000

 Audit Fees. Consists of fees and expenses incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Annual Report on Form 10-KSB for December 31, 2007 and our Form 10-QSB filing for interim reviews in 2007, and services that are normally provided by Jaspers and Hall, PC in connection with statutory and regulatory filings or engagements, regardless of when the fees and expenses were billed.

 Audit Related Fees. Consists of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include services related to accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

 Tax Fees. Consists of fees and expenses for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, acquisition and divestiture tax planning.

 All Other Fees. Consists of fees and expenses for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, State of Missouri on the 15th day of April, 2008.

CHALLENGER POWERBOATS, INC.

By:	/s/ Laurie A. Phillips
Laurie A. Phillips
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Laurie A. Phillips	President, Chief Executive Officer and Chief Financial Officer	April 15, 2008
Laurie A. Phillips

/s/ Michael A. Novielli	Chairman of the Board of Directors	April 15, 2008
Michael A. Novielli

/s/ Douglas H. Leighton	Director	April 15, 2008
Douglas H. Leighton